Form 10QSB
period 1996-03-31
MED WASTE INC
filed 1996-05-13
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10 - QSB


(Mark One)



X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
- - ---
     ACT  OF 1934

           For the quarterly period ended   March 31, 1996.
                                            ---------------

                                     OR


     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
- - ---
     OF 1934

        For the transition period from         to        .
                                       -------    -------

          COMMISSION FILE NUMBER:     0-22294
                                   -------------
                               MED/WASTE, INC.
- - --------------------------------------------------------------------------------
                    (Exact Name of Small Business Issuer as
                          Specified in its Charter)



   Delaware                                   65-0297759
- - --------------------------------------------------------------------------------
   (State or other jurisdiction         (I.R.S. Employer Identification No.)
 of incorporation or organization)

     3890 N.W. 132nd Street, Suite K, Opa Locka, Florida 33054
- - --------------------------------------------------------------------------------
          (Address of principal executive offices)

                             (305) - 688 - 3931
- - --------------------------------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---


The number of shares outstanding of the registrant's common stock $.001 par value as of May 8, 1996 was 1,892,826.

                        MED/WASTE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                  March 31,         December 31,
                                                                    1996               1995
                                                                   -------            -------
ASSETS
Current assets:
  Cash and cash equivalents                                       $211,633           $120,917
  Fixed income investments                                         761,518            750,238
  Accounts receivable, net of allowances of $82,000
   and $74,000                                                   1,173,255          1,047,689
  Current portion of notes receivable from franchisees           1,135,237            980,894
  Inventories                                                      205,202            192,595
  Prepaid expenses                                                 192,549            176,643
                                                              --------------------------------------
Total current assets                                             3,679,394          3,268,976

Notes receivable from franchisees, net of current
 portion, less allowance of $51,000 and $51,000                    917,428            792,697
Operating and office equipment, net                              1,490,425          1,539,639
Intangible assets, net of accum. amortization                      430,699            441,393
Other assets                                                       154,658            133,818
                                                              --------------------------------------
Total assets                                                    $6,672,604         $6,176,523
                                                              ======================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                       $1,354,363         $1,279,227
 Current portion of capital lease obligations                      142,705            144,390
 Notes payable (note 4)                                            419,599            154,599
 Deferred revenue on franchise sales                               422,631            360,312
 Customer deposits                                                  50,032             33,267
                                                              --------------------------------------
Total current liabilities                                        2,389,330          1,971,795
                                                              --------------------------------------
Capital lease obligations, less current portion                    426,982            435,702
                                                              --------------------------------------
Shareholders' equity:
 Preferred stock, $.10 par value; 1,000,000 shares
 authorized; none outstanding                                           --                 --
Common stock, $.001 par value; 10,000,000 shares
 authorized; 1,904,650 and 1,903,588
 shares issued and outstanding                                       1,904              1,904
Additional paid-in capital                                       5,882,837          5,882,837
Deficit                                                        (1,997,792)        (2,085,058)
                                                              --------------------------------------
                                                                 3,886,949          3,799,683
Less cost of treasury stock: 11,824 shares                        (30,657)           (30,657)
                                                              --------------------------------------
Total shareholders' equity                                       3,856,292          3,769,026
                                                              --------------------------------------
Total liabilities and shareholders' equity                      $6,672,604         $6,176,523
                                                              ======================================

See accompanying summary of accounting policies and notes to financial statements.

                       MED/WASTE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                         Three Months ended March 31,
                                        --------------------------------
                                             1996            1995
                                        --------------------------------
Revenues                                    $4,414,071      $3,165,447

Costs and expenses:
 Operating costs                             3,199,018       2,346,899
 Administrative and selling expenses         1,131,806       1,002,430
 Amortization of intangibles                    10,694          38,636
                                        --------------------------------
  Total                                      4,341,518       3,387,965
                                        --------------------------------
Operating profit (loss)                         72,553       (222,518)

Interest income, net                            14,713          19,605
                                        --------------------------------

Net Income (loss)                              $87,266      $(202,913)
                                        ================================

Net income (loss) per share                       $.05          $(.11)
                                        ================================
Weighted average shares outstanding          1,892,826       1,869,174
                                        ================================

See accompanying summary of accounting policies and notes to financial statements.

                        MED/WASTE, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                  (UNAUDITED)

                                                                        Three Months ended
                                                                            March 31,
                                                                --------------------------------
                                                                      1996              1995
                                                                --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $87,266         $ (202,913)
Adjustments to reconcile net income (loss) to net cash used
 in operating activities, net of effects of
 acquisitions:
 Depreciation and amortization                                        69,058             98,608
 Provision for doubtful notes and accounts receivable                  8,000             22,500
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                       (133,566)            29,841
   Increase in notes receivable from franchisees                    (279,074)           (67,686)
   (Increase) decrease in inventories                                (12,607)             8,975
   (Increase) decrease in prepaid expenses                           (15,906)             4,114
   Increase in other assets                                          (20,840)              (667)
   Increase in accounts payable and
    accrued liabilities                                               75,136            111,833
   Increase (decrease) in deferred revenues on
    franchise sales                                                   62,319            (92,095)
   Increase in customer deposits                                      16,765             29,184
                                                                --------------------------------
Net cash used in operating activities                               (143,449)           (58,306)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) sale of fixed income investments                          (11,280)            99,266
Purchases of operating and office equipment                           (9,150)           (84,741)
Cash and expenses paid to acquire RCA operating
equipment and non competition agreements                                  --            (35,000)
                                                                --------------------------------
Net cash used in investing activities                                (20,430)           (20,475)

                        MED/WASTE, INC. AND SUBSIDIARIES

                                  (UNAUDITED)



                                                                   Three Months ended March 31,
                                                                -----------------------------------
                                                                       1996             1995
                                                                -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit                                         $265,000              --
Repayment of loan to director                                              --        $250,000
Payments on installment notes and capital lease obligations           (10,405)        (19,703)
                                                                -----------------------------------
Net cash provided by financing activities                             254,595         230,297
                                                                -----------------------------------

Increase in cash and cash equivalents                                  90,716         151,516
Cash and cash equivalents at beginning of year                        120,917         145,023
                                                                -----------------------------------
Cash and cash equivalents at end of year                             $211,633        $296,539
                                                                ===================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                                $12,330          $5,517
                                                                ===================================
Capital lease obligations incurred for trucks                              --        $196,150
                                                                ===================================

See accompanying summary of accounting policies and notes to financial statements

                       MED/WASTE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1996

                                 (Unaudited)


1. INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Med/Waste, Inc. (the "Company") provides medical waste management and commercial cleaning services through its wholly owned subsidiaries, Safety Disposal System, Inc. ("SDS") and The Kover Group, Inc. ("Kover").

Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996. The significant accounting principles are the same as those used to prepare the annual audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

2.  ACCOUNTING POLICIES

Fixed Income Investments. All of the Company's fixed income investments are debt securities available for sale. Investments in debt securities are stated at cost, which approximates fair value.

Notes Receivable from Franchisees. The notes from Kover's franchisees bear interest at 1% per month, generally from the time Kover provides the franchisee with commercial cleaning accounts for servicing. Principal and interest payments are generally deducted from the monthly amounts Kover owes the franchisee for providing cleaning services. Each franchise agreement is subject to termination for nonpayment of the franchise note. The notes are personally guaranteed by the individuals who own the franchise and have terms of two years or less.

Deferred Revenue on Franchise Sales. Revenues from commercial cleaning are recognized as services are performed and supplies are provided. Revenues from the sale of franchises are recognized after the Company has completed the requirements of the agreement. The portion of the franchise sale fees related to providing new commercial cleaning accounts to the franchisees is included in the balance sheet as deferred revenue until the requirements of the agreement have been fulfilled.

The gross amounts billed by Kover for commercial cleaning services are included in revenues and the gross amounts due franchisees for providing the cleaning services (100% of such revenues less royalties and management fees of 10% to 15%) are included in operating costs.

Revenue from On-Site Equipment Sales. Revenues from sales of on-site autoclave equipment to large quantity generators are recognized upon installation for those sales that qualify as sales-type capital leases as defined by Statement of Financial Standards No. 13 "Accounting for Leases". Revenues from operating leases are recognized over their lease term.

3.  NOTES PAYABLE

Notes payable consist of the following at March 31:



                                                 1996
                                             ------------
                Line of credit                 $349,599
                Notes payable - Broward Floor    70,000
                                             ------------
                Total                          $419,599
                                             ============

In September 1995, the Company entered into an agreement with a bank, whereby the Company can borrow up to $400,000 under a revolving line of credit. Interest is payable monthly with principal payable upon demand. The interest rate on the line of credit is prime plus 1%. Substantially all of the Company's assets have been collateralized for the loan.


The notes payable - Broward Floor consist of two unsecured notes of $35,000 each which bear interest at 11 percent per annum and mature on July 1, 1996 and January 1, 1997, respectively.

4.  NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during the periods presented. The effect of dilutive stock options and warrants (common stock equivalents) has been included in the computation for the periods presented.

5. SUBSEQUENT EVENT - SALE OF KOVER'S PITTSBURGH FRANCHISE

On April 1, 1996, the Company assigned Kover's Pittsburgh master franchise and sold certain notes receivables from franchises, accounts receivable, inventory, and operating and office equipment related to Kover's Pittsburgh franchise for $270,000. The $270,000 sales price was receivable $135,000 in cash at closing and the receipt of a $135,000 promissory note. The note earns interest at a rate of 7.415 percent per annum. Interest and principal payments of $1,710 is receivable monthly from May 1, 1997 to April 30, 2001, with a final payment of $94,872 due on May 1, 2001. Interest in the amount of $4,050 was prepaid at closing. Due to Kover's 1995 impairment loss, no gain or loss will be recorded on the sale of Kover's Pittsburgh franchise during 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH MARCH 31, 1995

REVENUES. Revenues for the three months ended March 31, 1996 amounted to $4,414,071 as compared to $3,165,447 for the comparable period in 1995.
Kover's revenues were $3,397,240 in 1996, as compared to only $2,494,010 in 1995, for a 36% increase. Kover's increase in revenues was due to higher sales volume. Revenues for SDS totaled $1,016,831 in 1996, a 51% increase over 1995 revenues of $671,437. The higher SDS revenues are attributable to on-site equipment sales, as well as significant volume increases in other medical waste disposal categories.

OPERATING COSTS. Consolidated operating costs as a percent of revenue decreased to 72.5% in the three months ended March 31, 1996 from 74.1% in 1995. Operating costs for SDS decreased to 65.1% as a percent of revenue in 1996 from 70.2% in 1995 due to higher margins on on-site equipment sales and overall cost reduction efforts taken by the Company during 1996. Kover operating costs decreased to 74.7% in 1996 from 75.1% in 1995 due to cost reductions taken in 1996.

ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses as a percentage of revenue decreased to 25.5% in 1996 from 31.7% in 1995. For SDS, including corporate expenses, the expense percentage decreased to 38.7% of revenue in 1996 from 68.4% of revenue in 1995 as a result of cost reduction efforts taken in 1996. Kover's expense percentage remained unchanged.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased $27,942 to $10,694 in 1996 from $38,636 in 1995 primarily due to the impairment loss recorded in 1995.

OPERATING PROFIT (LOSS). The Company recorded an operating profit of $72,553 in 1996 as compared to an operating loss of $(222,518) in 1995. The significant improvement in operating earnings was primarily due to the on-site equipment sales of SDS which have higher margins and the increased sales volume of Kover.

NET INTEREST INCOME. Interest income, net of interest expense decreased $4,892 to $14,713 in 1996 from $19,605 in 1995. The decrease was due to the use of cash for the funding of operations, as well as increased interest expense on additional borrowings made by the Company.

NET INCOME (LOSS).   The Company had net income of $87,266 in 1996 as compared
to a net (loss) of $(202,913) in 1995. The significant improvement in net income was primarily due to the on-site equipment sales of SDS which have higher margins, increased sales volume of Kover and SDS' reduced administrative expenses as a percentage of revenues. The 1996 net income was a 143% improvement over 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at March 31, 1996 amounted to $1,290,064.   The
Company's sources of cash during 1996 has been the assignment of equipment leases and borrowings under the Company's line of credit. During the three months ended March 31, 1996, cash increased by $90,716 to $211,633. Operating activities used $143,449 of cash, principally due to Kover's increased notes receivables from franchisees and accounts receivables, offset partially by net income of $87,266, net of depreciation and provision for doubtful accounts.
The cash generated by net income was primarily due to the sale by SDS of on-site equipment and related assignment of notes to a leasing company. Financing activities provided $254,595 of cash, principally due to borrowings under the line of credit.

In September 1995, the Company entered into an agreement with a bank, whereby
the Company can borrow up to $400,000 under a revolving line of credit.   At
March 31, 1996, the Company had $349,599 in borrowing under the line. Substantially all of the Company's assets have been collateralized by the loan.

During the first quarter of 1996, the Company entered into an agreement with a leasing company, whereby the Company will assign with recourse two of the four on-site equipment leases it obtained. The terms of the agreement call for a rate of prime plus two percent and the collateralizing of certain on-site equipment. The Company received $290,483, under this arrangement.

On April 1, 1996, the Company assigned Kover's Pittsburgh master franchise and sold certain notes receivables from franchises, accounts receivable, inventory, and operating and office equipment related to Kover's Pittsburgh franchise for $270,000. The $270,000 sales price was receivable $135,000 in cash at closing and the receipt of a $135,000 promissory note. The note earns interest at a rate of 7.415 percent per annum. Interest and principal payments of $1,710 is receivable monthly from May 1, 1997 to April 30, 2001, with a final payment of $94,872 due on May 1, 2001. Interest in the amount of $4,050 was prepaid at closing.

NEW FASB PRONOUNCEMENTS. The Company does not presently intend to adopt in 1996 the fair value based method as encouraged by Statement of Financial Accounting Standards (FAS) No. 123, Accounting for Stock Based Compensation. Accordingly, there will be no effect to the financial statements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not involved in any litigation that would give rise to material liability against the Company or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit 11 - Statement re: computation of per share loss

Exhibit 27 - Financial Statement Schedule (for SEC use only).

(b) Reports on Form 8-K.  None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Med/Waste, Inc.



Date:          May 8, 1996                   /s/ Daniel A. Stauber
               -----------                   ---------------------
                                             Daniel A. Stauber, President
                                              and Chief Executive Officer


Date:          May 8, 1996                   /s/ Michael D. Elkin
               ------------                  ---------------------
                                             Michael D. Elkin, Vice President
                                              and Chief Financial Officer