Form 10-Q
period 1996-06-30
MED WASTE INC
filed 1996-08-14
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10 - QSB


(Mark One)


 x            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- ---           EXCHANGE ACT  OF 1934


                      For the quarterly period ended   June 30, 1996.

                                       OR

              TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
- ---           EXCHANGE ACT OF 1934

       For the transition period from _____________ to ________________ .

                       COMMISSION FILE NUMBER:     0-22294

                                MED/WASTE, INC.
  -----------------------------------------------------------------------------
                    (Exact Name of Small Business Issuer as
                           Specified in its Charter)


        Delaware                                       65-0297759
  -----------------------------------------------------------------------------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)

     3890 N.W. 132nd Street, Suite K, Opa Locka, Florida 33054
  -----------------------------------------------------------------------------
                      (Address of principal executive offices)

                               (305)  688 - 3931
  -----------------------------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---


The number of shares outstanding of the registrant's common stock $.001 par value as of August 7, 1996 was 1,945,827.

                        MED/WASTE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                            June 30,         December 31,
                                                                              1996               1995
                                                                              ----               ----
 Assets                                                                   (Unaudited)
 Current assets:
   Cash and cash equivalents                                              $   94,233          $  120,917
   Fixed income investments                                                  511,833             750,238
   Accounts receivable, net of allowances of $116,000
      and $74,000                                                          1,518,861           1,047,689
   Current portion of notes receivable from franchisees                    1,135,237             980,894
   Inventories                                                               227,053             192,595
   Prepaid expenses                                                          266,731             176,643
                                                                          ------------------------------
 Total current assets                                                      3,753,948           3,268,976

 Notes receivable from franchisees, net of current
    portion, less allowance of $40,000 and $51,000 in
    1996 and 1995, respectively                                              827,828             792,697
 Operating and office equipment, net                                       1,491,535           1,539,639
 Intangible assets, net of accum. amortization                               420,004             441,393
 Other assets                                                                161,486             133,818
                                                                          ------------------------------
 Total assets                                                             $6,654,801          $6,176,523
                                                                          ==============================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable and accrued liabilities                              $1,366,899          $1,279,227
    Current portion of capital lease obligations                             162,754             144,390
    Notes payable (note 3)                                                   464,599             154,599
    Deferred revenue on franchise sales                                      213,050             360,312
    Customer deposits                                                         37,501              33,267
                                                                          ------------------------------
 Total current liabilities                                                 2,244,803           1,971,795
                                                                          ------------------------------
 Capital lease obligations, less current portion                             441,892             435,702
                                                                          ------------------------------
 Shareholders' equity:
    Preferred stock, $.10 par value; 1,000,000 shares
       authorized; none outstanding                                               --                  --
    Common stock, $.001 par value; 10,000,000 shares
       authorized; 1,909,838 in 1996 and 1,903,588
       in 1995 shares issued and outstanding                                   1,910               1,904
    Additional paid-in capital                                             5,897,531           5,882,837
    Deficit                                                               (1,900,678)         (2,085,058)
                                                                          ------------------------------
                                                                           3,998,763           3,799,683
    Less cost of treasury stock: 11,824 shares                               (30,657)            (30,657)
                                                                          ------------------------------
    Total shareholders' equity                                             3,968,106           3,769,026
                                                                          ------------------------------
 Total liabilities and shareholders' equity                               $6,654,801          $6,176,523
                                                                          ==============================


See accompanying summary of accounting policies and notes to financial statements.

                        MED/WASTE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                    Three Months ended                     Six Months ended
                                                         June 30,                              June 30,
                                                 ---------------------------          -----------------------------
                                                     1996            1995               1996              1995
                                                 ----------       ----------          ----------         ----------
Revenues                                         $4,253,233       $3,421,679          $8,667,305         $6,587,126

Costs and expenses:
   Operating costs                                3,120,861        2,512,514           6,339,419          4,859,413
   Administrative and selling
     expenses                                     1,047,163          879,881           2,181,816          1,882,311

   Amortization of intangibles                       10,695           38,166              21,389             76,802
                                                 ---------------------------          -----------------------------
     Total                                        4,178,719        3,430,561           8,542,624          6,818,526
                                                 ---------------------------          -----------------------------
Operating profit (loss)                              74,514           (8,882)            124,681           (231,400)

Interest income, net                                 22,103           18,607              59,694             38,212
                                                 ---------------------------          -----------------------------

Net income (loss)                                $   96,617       $    9,725          $  184,375         $ (193,188)
                                                 ===========================          =============================
Net income (loss) per share                      $      .05       $      .01          $      .10         $     (.10)
                                                 ===========================          =============================

Weighted average shares
outstanding                                       1,898,014        1,885,178           1,895,420          1,876,845
                                                 ===========================          =============================

See accompanying summary of accounting policies and notes to financial statements.

                        MED/WASTE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                                                      Six Months ended June 30,
                                                                                      ------------------------
                                                                                      1996              1995
                                                                                      ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                                     $184,375      $ (193,188)
Adjustments to reconcile net income (loss) to net cash used
   in operating activities, net of effects of
   acquisitions:
   Depreciation and amortization                                                       132,276         176,684
   Provision for doubtful notes and accounts receivable                                 64,571          45,000
   Changes in operating assets and liabilities:
      Increase in accounts receivable                                                 (535,743)       (108,846)
      Increase in notes receivable from franchisees                                   (189,474)       (299,189)
      Increase in inventories                                                          (34,458)        (20,912)
      Increase in prepaid expenses                                                     (90,088)        (29,663)
      Increase in other assets                                                         (27,668)         (5,480)
      Increase in accounts payable and
        accrued liabilities                                                             87,672         151,567
      Decrease in deferred revenues on
        franchise sales                                                               (147,262)       (187,475)
      Increase in customer deposits                                                      4,234           3,613
                                                                                      ------------------------
Net cash used in operating activities                                                 (551,565)       (467,889)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed income investments                                                       238,405         397,062
Purchases of operating and office equipment                                            (62,778)       (229,116)
Cash payment to acquire Broward Floor                                                       --        (120,000)
                                                                                      ------------------------
Net cash used in investing activities                                                  175,627          47,946

                        MED/WASTE, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                             Six Months ended June 30,
                                                                            ----------------------------
                                                                              1996                1995
                                                                            ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from line of credit                                                $310,000                  --
Repayment of loan to director                                                     --            $250,000
Proceeds from equipment lease obligations                                     66,131             111,302
Issuance of common shares and warrants for cash                               14,700              68,749
Purchase of treasury stock                                                        --             (30,657)
Payments on installment notes and capital lease obligations                  (41,577)            (34,926)
                                                                            ----------------------------
Net cash provided by financing activities                                    349,254             364,468
                                                                            ----------------------------
Decrease in cash and cash equivalents                                        (26,684)            (55,475)
Cash and cash equivalents at beginning of year                               120,917             145,023
                                                                            ----------------------------
Cash and cash equivalents at end of period                                  $ 94,233            $ 89,548
                                                                            ============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                    $ 38,036            $ 28,707
                                                                            ============================
Promissory notes issued for the acq. of Broward Floor                             --            $ 70,000
                                                                            ============================
Capital lease obligations incurred for trucks                                     --            $196,150
                                                                            ============================


See accompanying summary of accounting policies and notes to financial statements

                        MED/WASTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

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

Operating results for the three-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996. The significant accounting principles are the same as those used to prepare the annual audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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

3.  NOTES PAYABLE

Notes payable consist of the following at June 30:


                                                             1996
                                                           --------
     Line of credit                                        $394,599
     Notes payable - Broward Floor                           70,000
                                                           --------
     Total                                                 $464,599
                                                           ========


In September 1995, the Company entered into an agreement with a bank, whereby the Company can borrow up to $400,000 under a revolving line of credit. In July 1996, the Company's agreement with the bank was amended, increasing the revolving line of credit limit from $400,000 to $1,000,000. Interest is payable monthly with principal payable upon demand. The interest rate on the line of credit is prime plus 1%. Substantially all of the Company's assets have been collateralized for the loan.

The notes payable - Broward Floor consist of two unsecured notes of $35,000 each which bear interest at 11 percent per annum and mature on July 1, 1996 and January 1, 1997, respectively. The note due July 1, 1996 was subsequently paid.

4.  LEASES

In June 1996, the Company entered into an agreement with a leasing company, whereby the Company can finance equipment under a sale/leaseback arrangement for the purposes of financing its equipment. The terms of the agreement provide for a 60 month lease term and an interest rate equal to market at the time of financing. Through June 30, 1996, the Company has sold and leased-back equipment aggregating $66,131 at an interest rate of 9.5%.

5.  STOCK OPTIONS

In April 1996 the Company granted options to two of its employees under the 1996 Employee Stock Option Plan (the "1996 Plan") to purchase an aggregate of 200,000 shares of common stock. The exercise price of the options is at the date of grant fair market value of the underlying common stock of $2.25. The options vest a third at the end of six months and a third on each anniversary date of the grants date thereafter. The 1996 Plan was approved by the Company's shareholders at the Company's 1996 annual meeting.

6.  NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during the periods presented. The effect of dilutive stock options and warrants (common stock equivalents) has been included in the computation for the periods presented.

7.  SALE OF KOVER'S PITTSBURGH FRANCHISE

On April 1, 1996, the Company assigned Kover's Pittsburgh master franchise and sold certain notes receivables from franchises, accounts receivable, inventory, and operating and office equipment related to Kover's Pittsburgh franchise for $270,000. The $270,000 sales price was paid $135,000 in cash at closing and the issuance of a $135,000 promissory note from the purchaser. The note earns interest at a rate of 7.415%.

8.  SUBSEQUENT EVENT - REGISTRATION OF WARRANTS

On July 16, 1996, the Securities and Exchange Commission declared effective the Company's registration statement covering 308,139 shares underlying the Company's private placement warrants. Each private placement warrant is exercisable into one share of the Company's common stock at $2.40. The expiration date for the private placement warrants is August 31, 1996. The registration statement also covers an additional 171,000 shares of common stock underlying other options and warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH JUNE 30, 1995

REVENUES. Revenues for the three months ended June 30, 1996 amounted to $4,253,233 as compared to $3,421,679 for the comparable period in 1995. Kover's revenues were $3,135,570 in 1996, as compared to only $2,745,370 in 1995, for a 14.2% increase. Kover's increase in revenues was due to higher sales volume, notwithstanding the sale of Kover's Pittsburgh franchise. Revenues for SDS totaled $1,117,663 in 1996, a 65.3% increase over 1995 revenues of $676,309. The higher SDS revenues are attributable to on-site equipment sales.

OPERATING COSTS. Consolidated operating costs as a percent of revenue decreased to 73.4% in the three months ended June 30, 1996 from 74.1% in 1995. Operating costs for SDS decreased to 70.9% as a percent of revenue in 1996 from 74.5% in 1995 due to cost reductions taken in 1996. Kover operating costs increased slightly to 74.2% in 1996 from 73.2% in 1995.

ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses as a percentage of revenue decreased to 24.6% in 1996 from 25.7% in 1995 as a result of cost reduction efforts taken in 1996.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased $27,471 to $10,695 in 1996 from $38,166 in 1995 primarily due to the impairment loss recorded in the fourth quarter of 1995.

OPERATING PROFIT (LOSS). The Company recorded an operating profit of $74,514 in 1996 as compared to an operating loss of $(8,882) in 1995. The significant improvement in operating earnings was primarily due to the on-site equipment sales of SDS which have higher margins.

INTEREST INCOME, NET. Interest income, net of interest expense increased $3,496 to $22,103 in 1996 from $18,607 in 1995. The increase was due to interest earned on notes receivable related to the sale of Kover's Pittsburgh franchise.

NET INCOME (LOSS).   The Company had net income of $96,617 in 1996 as compared
to a net income of $9,725 in 1995. The significant improvement in net income was primarily due to the on-site equipment sales of SDS which have higher margins, increased sales volume of Kover and SDS' reduced administrative expenses as a percentage of revenues. The 1996 net income was a 894% improvement over 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH JUNE 30, 1995

REVENUES. Revenues for the six months ended June 30, 1996 amounted to $8,667,305 as compared to $6,587,126 for the comparable period in 1995. Kover's revenues were $6,532,810 in 1996, as compared to only $5,239,380 in 1995, for a 24.7% increase. Kover's increase in revenues was due to higher sales volume, notwithstanding the sale of Kover's Pittsburgh franchise. Revenues for SDS totaled $2,134,495 in 1996, a 58.4% increase over 1995 revenues of $1,347,746. The higher SDS revenues are attributable to on-site equipment sales.

OPERATING COSTS. Consolidated operating costs as a percent of revenue decreased to 73.1% in the six months ended June 30, 1996 from 73.8% in 1995. Operating costs for SDS decreased to 68.1% as a percent of revenue in 1996 from 72.4% in 1995 due to higher margins on on-site equipment sales and overall cost reduction efforts taken by the Company during 1996. Kover operating costs increased slightly to 74.8% in 1996 from 74.1% in 1995.

ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses as a percentage of revenue decreased to 25.2% in 1996 from 28.6% in 1995 as a result of cost reduction efforts taken in 1996.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased $55,413 to $21,389 in 1996 from $76,802 in 1995 primarily due to the impairment loss recorded in the fourth quarter of 1995.

OPERATING PROFIT (LOSS). The Company recorded an operating profit of $124,681 in 1996 as compared to an operating loss of $(231,400) in 1995. The significant improvement in operating earnings was primarily due to the on-site equipment sales of SDS which have higher margins and the increased sales volume of Kover.

INTEREST INCOME, NET.  Interest income, net of interest expense increased
$21,482 to $59,694 in 1996 from $38,212 in 1995.    The increase was due to
interest earned on notes receivable related to the sale of Kover's Pittsburgh franchise.

NET INCOME (LOSS).   The Company had net income of $184,375 in 1996 as compared to a net (loss) of $(193,188) in 1995. The significant improvement in net income was primarily due to the on-site equipment sales of SDS which have higher margins, increased sales volume of Kover and SDS' reduced administrative expenses as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at June 30, 1996 amounted to $1,509,145.   The
Company's sources of cash during 1996 has been the assignment of equipment leases and borrowings under the Company's line of credit. During the six months ended June 30, 1996, cash decreased by $26,684 to $94,233. Operating activities used $551,565 of cash, principally due to the increase in SDS' accounts receivables related to on-site equipment sales, Kover's increased notes receivables from franchisees and a decrease in Kover's deferred revenue on franchise sales, offset partially by net income of $184,375, net of depreciation and provision for doubtful accounts. The cash generated by net income was primarily due to the sale by SDS of on-site equipment and related assignment of notes to a leasing company. Financing activities provided $349,254 of cash, principally due to borrowings under the line of credit.

In September 1995, the Company entered into an agreement with a bank, whereby the Company can
borrow up to $400,000 under a revolving line of credit.   At June 30, 1996, the
Company had $394,599 in borrowings under the line. Substantially all of the Company's assets have been collateralized by the loan. In July 1996, the Company's line of credit with a bank was increased by $600,000 to $1,000,000. Other terms and conditions of the loan remained unchanged.

During the first quarter of 1996, the Company entered into an agreement with a leasing company, whereby the Company assigned with recourse two of the four on-site equipment leases it obtained. The terms of the agreement call for a rate of prime plus two percent and the collateralizing of certain on-site equipment. The Company received $290,483, under this arrangement.

On April 1, 1996, the Company assigned Kover's Pittsburgh master franchise and sold certain notes receivables from franchises, accounts receivable, inventory, and operating and office equipment related to Kover's Pittsburgh franchise for $270,000. The $270,000 sales price was paid $135,000 in cash at closing and the issuance of a $135,000 promissory note from the purchaser. The note earns interest at a rate of 7.415% per annum. Interest and principal payments of $1,710 is payable monthly from May 1, 1997 to April 30, 2001, with a final payment of $94,872 due on May 1, 2001. Interest in the amount of $4,050 was prepaid at closing. The note is collateralized by the assets sold.

In June 1996, the Company entered into an agreement with a leasing company, whereby the Company can finance equipment under a sale/leaseback arrangement for the purposes of financing its equipment. The terms of the agreement provide for a 60 month lease term and an interest rate equal to market at the time of financing. Through June 30, 1996, the Company has sold and leased-back equipment aggregating $66,131 at an interest rate of 9.5%.

On July 16, 1996 the Securities and Exchange Commission declared effective the Company's registration statement covering 308,139 shares underlying the Company's private placement warrants. Each private placement warrant is exercisable into one share of the Company's common stock at $2.40. The expiration date for the private placement warrants is August 31, 1996. The registration statement also covers an additional 171,000 shares of common stock underlying other options and warrants.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

The Company held its 1996 annual meeting of shareholders on May 9, 1996 (the "Annual Meeting"). At the Annual Meeting, the Company's shareholders voted on the following two matters: (a) election of directors; and (b) adoption of a 1996 Employee Stock Option Plan (the "Employee Plan").

Seven (7) directors were elected at the Annual Meeting with the votes as indicated below:

                                                                                        BROKER
                                                                                        NON-
    NAME                  IN FAVOR                 AGAINST         WITHHELD             VOTE
    -----                 --------                 -------         --------             ----
Milton J. Wallace         1,228,181                  --              22,450               -

Daniel A. Stauber         1,231,181                  --              19,450               -

Arthur G. Shapiro         1,228,181                  --              22,450               -

Richard Green             1,231,181                  --              19,450               -

Phillip W. Kubec          1,231,181                  --              19,450               -

William D. Dolan          1,231,181                  --              19,450               -

Charles Scurr             1,228,181                  --              22,450               -

The Employee Plan was approved by shareholders at the Annual Meeting by the following vote:

                          For                      854,927
                          Against                  30,175
                          Withheld                 5,000
                          Broker Non-Vote          360,529

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit 11 - Statement re: computation of earnings (loss) per share

Exhibit 27 - Financial Statement Schedule

(b) Reports on Form 8-K.  None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Med/Waste, Inc.


Date:           August 10, 1996               /s/ Daniel A. Stauber
                ---------------               -------------------------------
                                              Daniel A. Stauber, President
                                               and Chief Executive Officer


Date:           August 10, 1996               /s/ Michael D. Elkin
                ---------------               -------------------------------
                                              Michael D. Elkin, Vice President
                                               and Chief Financial Officer