Form 10QSB
period 1996-09-30
MED WASTE INC
filed 1996-11-14
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10 - QSB


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarterly period ended   September 30, 1996.
                                                       ------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to           .
                                         ---------    ----------

                       COMMISSION FILE NUMBER:     0-22294
                                                   -------

                                MED/WASTE, INC.
--------------------------------------------------------------------------------
                   (Exact Name of Small Business Issuer as
                          Specified in its Charter)


              Delaware                                65-0297759
--------------------------------------------------------------------------------
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)

           3890 N.W. 132nd Street, Suite K, Opa Locka, Florida 33054
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  (305)  688 - 3931
                            (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                              -----   -----


The number of shares outstanding of the registrant's common stock $.001 par value as of November 12, 1996 was 2,340,770.

                        MED/WASTE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                      September 30,      December 31, 1995
                                                                          1996                  1995
                                                                          ----                  ----
 Assets                                                               (Unaudited)
 Current assets:
   Cash and cash equivalents                                             $   601,598          $   120,917
   Fixed income investments                                                        -              750,238
   Accounts receivable, net of allowances of $100,020
      and $74,000                                                          1,461,640            1,047,689
   Current portion of notes receivable from franchisees                    1,163,068              980,894
   Inventories                                                               234,839              192,595
   Prepaid expenses                                                          303,754              176,643
                                                                          -----------         -----------
 Total current assets                                                      3,764,899            3,268,976

 Notes receivable from franchisees, net of current
    portion, less allowance of $86,775 and $51,000 in
    1996 and 1995, respectively                                              898,670              792,697
 Notes receivable from officers                                              288,003                    -
 Operating and office equipment, net                                       1,446,986            1,539,639
 Intangible assets, net of accum. amortization                               409,310              441,393
 Other assets                                                                157,724              133,818
                                                                          -----------         -----------
 Total assets                                                            $ 6,965,592          $ 6,176,523
                                                                         ===========          ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable and accrued liabilities                             $ 1,325,484          $ 1,279,227
    Current portion of capital lease obligations                             142,193              144,390
    Notes payable (note 3)                                                    35,000              154,599
    Deferred revenue on franchise sales                                       89,444              360,312
    Customer deposits                                                         45,163               33,267
                                                                          -----------         -----------
 Total current liabilities                                                 1,637,284            1,971,795
                                                                          -----------         -----------

 Capital lease obligations, less current portion                             419,985              435,702
                                                                         ===========          ===========

 Shareholders' equity:
    Preferred stock, $.10 par value; 1,000,000 shares
       authorized; none outstanding                                                -                    -
    Common stock, $.001 par value; 10,000,000 shares
       authorized; 2,340,770 in 1996 and 1,903,588
       in 1995 shares issued and outstanding                                   2,341                1,904
    Additional paid-in capital                                             6,886,624            5,882,837
    Deficit                                                               (1,949,985)          (2,085,058)
                                                                          -----------         -----------
                                                                           4,938,980            3,799,683
    Less cost of treasury stock: 11,824 shares                               (30,657)             (30,657)
                                                                          -----------         -----------
    Total shareholders' equity                                             4,908,323            3,769,026
                                                                          -----------         -----------

 Total liabilities and shareholders' equity                              $ 6,965,592          $ 6,176,523
                                                                         ===========          ===========


See accompanying summary of accounting policies and notes to financial statements.

                        MED/WASTE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                    Three Months ended                     Nine Months ended
                                                       September 30,                           September 30,
                                               ----------------------------          -------------------------------
                                                   1996            1995                   1996              1995
                                               ----------------------------          -------------------------------
Revenues                                        $ 4,024,289      $ 3,627,773          $ 12,691,595      $ 10,214,899

Costs and expenses:
   Operating costs                                2,945,416        2,677,634             9,284,837         7,537,047
   Administrative and selling
     expenses                                     1,105,427          915,604             3,287,233         2,797,915

   Amortization of intangibles                       10,695           40,317                32,084           117,119
                                                -----------      -----------          ------------      ------------
     Total                                        4,061,538        3,633,555            12,604,154        10,452,081
                                                -----------      -----------          ------------      ------------

Operating profit (loss)                             (37,249)          (5,782)               87,441          (237,182)

Interest (expense) income, net                      (12,061)          18,069                47,634            56,281
                                                -----------      -----------          ------------      ------------


Net income (loss)                               $   (49,310)     $    12,287          $    135,075      $   (180,901)
                                                ===========      ===========          ============      ============

Net income (loss) per share                     $      (.02)     $       .01          $        .07      $       (.10)
                                                ===========      ===========          ============      ============


Weighted average shares outstanding
                                                  2,067,147        1,874,017             1,962,723         1,876,219
                                                ===========      ===========          ============      ============

See accompanying summary of accounting policies and notes to financial statements.

                        MED/WASTE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                         Nine Months ended
                                                                                            September 30,
                                                                                    -------------------------
                                                                                       1996           1995
                                                                                    -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                                  $   135,075    $   (180,901)
Adjustments to reconcile net income (loss) to net cash used
   in operating activities, net of effects of
   acquisitions:
   Depreciation and amortization                                                       196,817         280,916
   Provision for doubtful notes and accounts receivable                                133,365         126,766
   Changes in operating assets and liabilities:
      Increase in accounts receivable                                                 (547,316)       (243,583)

      Increase in notes receivable from franchisees                                   (288,147)       (422,788)
      Increase in inventories                                                          (42,244)        (27,614)
      Increase in prepaid expenses                                                    (127,111)        (33,266)
      Increase in other assets                                                         (23,906)         (1,012)
      Increase in accounts payable and
        accrued liabilities                                                             46,257         200,422
      Decrease in deferred revenues on
        franchise sales                                                               (270,868)       (231,254)

      Increase in customer deposits                                                     11,896             100
                                                                                   -----------    ------------
Net cash used in operating activities                                                 (776,182)       (532,214)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed income investments                                                        750,238        746,565
Purchases of operating and office equipment                                            (72,083)       (422,952)
Cash payment to acquire Broward Floor                                                        -        (120,000)
                                                                                   -----------    ------------
Net cash provided by investing activities                                              678,155         203,613

                        MED/WASTE, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                                 Nine Months ended
                                                                                   September 30,
                                                                           -----------------------------
                                                                              1996                1995
                                                                           -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                                         $  716,221        $          -
Repayment to (proceeds from) line of credit and notes                       (119,599)            200,000
Payments of installment notes and capital lease
obligations                                                                  (84,045)                  -
Proceeds from equipment lease obligations                                     66,131             111,302
Issuance of common stock for services                                              -              68,749
Repayment of loan to director                                                      -             250,000

Purchase of treasury stock                                                         -             (30,657)
                                                                          ----------        ------------
Net cash provided by financing activities                                    578,708             599,394
                                                                          ----------        ------------

Increase in cash and cash equivalents                                        480,681             270,793
Cash and cash equivalents at beginning of year                               120,917             145,023
                                                                          ----------        ------------

Cash and cash equivalents at end of period                                $  601,598        $    415,816
                                                                          ==========        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                  $   54,192        $     19,363
                                                                          ==========        ============

Issuance of common stock for notes receivable                             $  288,003                   -
                                                                          ==========        ============
Promissory notes issued for the acq. of Broward Floor                              -        $     70,000
                                                                          ==========        ============

Capital lease obligations incurred for trucks                                      -        $    196,150
                                                                          ==========        ============


See accompanying summary of accounting policies and notes to financial statements

                        MED/WASTE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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

Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996. The significant accounting principles are the same as those used to prepare the annual audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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

3.  NOTES PAYABLE

Notes payable consist of the following at September 30:


                                                            1996
                                                          --------
                 Note payable - Broward Floor             $ 35,000
                 Line of credit                                  -
                 Total                                    --------
                                                          $ 35,000
                                                          ========

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

The notes payable - Broward Floor consist of two unsecured notes of $35,000 each which bear interest at 11 percent per annum and mature on July 1, 1996 and January 1, 1997, respectively. The note due July 1, 1996 was paid.

4.  LEASES

In June 1996, the Company entered into an agreement with a leasing company, whereby the Company can finance equipment under a sale/leaseback arrangement for the purposes of financing its equipment. The terms of the agreement provide for a 60 month lease term and an interest rate equal to market at the time of financing. Through September 30, 1996, the Company has sold and leased-back equipment aggregating $66,131 at an interest rate of 9.5%.

5.  STOCK OPTIONS

In April 1996 the Company granted options to two of its employees under the 1996 Employee Stock Option Plan (the "1996 Plan") to purchase an aggregate of 200,000 shares of common stock. The exercise price of the options is at the date of grant fair market value of the underlying common stock of $2.25. The options vest 25% at the end of six months following grant and an additional 25 % on each anniversary date of the grant date thereafter.

6.  NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during the periods presented. The effect of dilutive stock options and warrants (common stock equivalents) has been included in the computation for the periods presented.

7.  SALE OF KOVER'S PITTSBURGH FRANCHISE

On April 1, 1996, the Company assigned Kover's Pittsburgh master franchise and sold certain notes receivables from franchises, accounts receivable, inventory, and operating and office equipment related to Kover's Pittsburgh franchise to a third party for a purchase price of $270,000. The $270,000 sales price consisted of $135,000 in cash at closing and the issuance of a $135,000 promissory note from the purchaser. The note earns interest at a rate of 7.415%.

8.  EXERCISE OF WARRANTS

On July 16, 1996, the Securities and Exchange Commission declared effective the Company's registration statement covering 308,139 shares underlying certain of the Company's private placement warrants. The registration statement also covers an additional 171,000 shares of common stock underlying other options and warrants. Each private placement warrant is exercisable into one share of the Company's common stock at $2.40. The Company had private placement warrants to purchase 428,143 shares outstanding until August 31, 1996.
Warrants to purchase an aggregate of 298,426 shares of common stock were exercised prior to August 31, 1996 for aggregate cash proceeds of $716,221. Warrants to purchase 120,004 shares of common stock, not included in the registration statement, were exercised by three directors through the issuance of promissory notes aggregating $288,003. The promissory notes are payable $10,000 in principal plus accrued interest on March 31, of each year for a period of five years, with the remaining principal balance together with accrued interest payable at the end of five years.

9.  SUBSEQUENT EVENT - ACQUISITION OF ASSETS

On October 15, 1996, the Company purchased certain assets of Chambers Medical Technologies of South Carolina, Inc., a South Carolina corporation ("Chambers"). The assets purchased consisted primarily of real estate and improvements comprising a waste incineration facility, together with all of the equipment, vehicles, machinery, supplies and inventory associated with such incinerator facility (the "Facility"). Chambers operated the Facility as a waste disposal incinerator facility for solid, medical and special waste prior to the closing. The Company intends to operate the Facility in a similar matter. The purchase price for the Facility amounted to $3.8 million, subject to a $180,000 contingent liability, payable $1 million in cash at closing and the issuance of a $2.62 million four (4) year non-interest bearing promissory note. The Company received certain credits against the cash portion of the purchase price for repairs, taxes and similar items. The consideration paid by the Company for the Facility was determined in arms-length negotiations between representatives of the Company and Chambers. The cash portion of the purchase price was paid out of cash on hand and available borrowings under the Company's working capital line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH SEPTEMBER 30, 1995

REVENUES. Revenues for the three months ended September 30, 1996 amounted to $4,024,289 as compared to $3,627,773 for the comparable period in 1995. Kover's revenues were $3,175,170 in 1996, as compared to only $2,957,500 in 1995, for a 7.4% increase. Kover's increase in revenues was due to higher sales volume, notwithstanding the sale of Kover's Pittsburgh franchise. Revenues for SDS in the three months ended September 30, 1996 totaled $849,119 in 1996, a 26.7% increase over 1995 revenues of $670,273. The higher SDS revenues are attributable to on-site autoclave equipment sales.

OPERATING COSTS. Consolidated operating costs as a percent of revenue decreased to 73.1% in the three months ended September 30, 1996 from 73.8% in 1995. Operating costs for SDS increased to 74.3% as a percent of revenue in 1996 from 68.8% in 1995 due to higher disposal costs. Kover operating costs improved to 72.9% in 1996 from 74.4% in 1995.

ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses as a percentage of revenue increased to 27.5% in 1996 from 25.2% in 1995 primarily due to internally generated expenses related to the Chambers acquisition and both direct and indirect expenses related to other failed acquisitions.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased $29,622 to $10,695 in 1996 from $40,317 in 1995 primarily due to the impairment loss recorded in the fourth quarter of 1995.

OPERATING PROFIT (LOSS). The Company recorded an operating loss of $(37,249) in 1996 as compared to an operating loss of $(5,782) in 1995. The decrease was primarily due to higher selling and administrative expenses.

INTEREST (EXPENSE) INCOME, NET. Interest income, net of interest expense decreased $30,130 to $(12,061) in 1996 from $18,069 in 1995. The decrease was due to higher interest expense on the line of credit and lower average short-term investments.

NET INCOME (LOSS).   The Company had a net loss of $(49,310) in 1996 as
compared to a net income of $12,287 in 1995. The decrease in net income was primarily due to acquisition related expenses and higher net interest expense related to the line of credit.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH SEPTEMBER 30, 1995

REVENUES. Revenues for the nine months ended September 30, 1996 amounted to $12,691,593 as compared to $10,214,899 for the comparable period in 1995. Kover's revenues were $9,707,980 in 1996, as compared to only $8,196,880 in 1995, for a 18.4% increase. Kover's increase in revenues was due to higher sales volume, notwithstanding the sale of Kover's Pittsburgh franchise. Revenues for SDS totaled $2,983,613 in 1996, a 47.8% increase over 1995 revenues of $2,018,019. The higher SDS revenues are attributable to on-site autoclave equipment sales.

OPERATING COSTS. Consolidated operating costs as a percent of revenue decreased slightly to 73.2% in the nine months ended September 30, 1996 from 73.8% in 1995. Operating costs for SDS decreased to 69.9% as a percent of revenue in 1996 from 71.3% in 1995 due to higher margins on on-site autoclave equipment sales and overall cost reduction efforts taken by the Company during 1996. Kover operating costs decreased slightly to 74.1% in 1996 from 74.4% in 1995.

ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses as a percentage of revenue decreased to 25.9% in 1996 from 27.4% in 1995 as a result of cost reduction efforts taken in 1996.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased $85,035 to $32,084 in 1996 from $117,119 in 1995 primarily due to the impairment loss recorded in the fourth quarter of 1995.

OPERATING PROFIT (LOSS). The Company recorded an operating profit of $87,441 in 1996 as compared to an operating loss of $(237,182) in 1995. The significant improvement in operating earnings was primarily due to the on-site equipment sales of SDS which have higher margins and the increased sales volume of Kover.

INTEREST INCOME, NET. Interest income, net of interest expense decreased $8,647 to $47,634 in 1996 from $56,281 in 1995. The decrease was due to higher interest expense on the line of credit and lower average short-term investments.

NET INCOME (LOSS).   The Company had net income of $135,075 in 1996 as compared to a net (loss) of $(180,901) in 1995. The significant improvement in net income was primarily due to the on-site equipment sales of SDS which have higher margins, increased sales volume of Kover and SDS' reduced administrative expenses as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at September 30, 1996 amounted to $2,127,615.
The Company's sources of cash during 1996 has primarily been the proceeds from the exercise of warrants into common stock and the sale of short-term investments. During the nine months ended September 30, 1996, cash increased by $480,681 to $601,598. Operating activities used $776,182 of cash, principally due to the increase in SDS' accounts receivables related to on-site equipment sales, Kover's increased notes receivables from franchisees and a decrease in Kover's deferred revenue on franchise sales, offset partially by net income of $135,073, net of depreciation and provision for doubtful accounts. The cash generated by net income was primarily due to the sale by SDS of on-site equipment and related assignment of notes to a leasing company. Investing activities provided $678,155 principally due to the sale of short-term investments. Financing activities provided $578,708 of cash, principally due to the proceeds from the exercise of warrants into common stock.

In September 1995, the Company entered into an agreement with a bank, whereby the Company can borrow up to $400,000 under a revolving line of credit. In July 1996, the Company's line of credit with a bank was increased by $600,000 to $1,000,000. Other terms and conditions of the loan remained unchanged. At September 30, 1996, the Company had no borrowings under the line.
Substantially all of the Company's assets have been collateralized by the loan.

During the first quarter of 1996, the Company entered into an agreement with a leasing company, whereby the Company assigned with recourse two of the four on-site equipment leases it obtained. The terms of the agreement call for a rate of prime plus two percent and the collateralizing of certain on-site equipment. The Company received $290,483, under this arrangement.

On April 1, 1996, the Company assigned Kover's Pittsburgh master franchise and sold certain notes receivables from franchises, accounts receivable, inventory, and operating and office equipment related to Kover's Pittsburgh franchise to a third party for a purchase price of $270,000. The $270,000 sales price consisted of $135,000 in cash at closing and the issuance of a $135,000 promissory note from the purchaser. The note earns interest at a rate of 7.415% per annum. Interest and principal payments of $1,710 is payable monthly from May 1, 1997 to April 30, 2001, with a final payment of $94,872 due on May 1, 2001. Interest in the amount of $4,050 was prepaid at closing. The note is collateralized by the assets sold.

In June 1996, the Company entered into an agreement with a leasing company, whereby the Company can finance equipment under a sale/leaseback arrangement for the purposes of financing its equipment. The terms of the agreement provide for a 60 month lease term and an interest rate equal to market at the time of financing. Through September 30, 1996, the Company has sold and leased-back equipment aggregating $66,131 at an interest rate of 9.5%.

On July 16, 1996, the Securities and Exchange Commission declared effective the Company's registration statement covering 308,139 shares underlying certain of
the Company's private placement warrants.   The registration statement also
covers an additional 171,000 shares of common stock underlying other options and warrants. Each private placement warrant is exercisable into one share of the Company's common stock at $2.40. The Company had private placement warrants to purchase 428,143 shares outstanding until August 31, 1996. Warrants to purchase an aggregate of 298,426 shares of common stock were exercised prior to August 31, 1996 for aggregate cash proceeds of $716,221. Warrants to purchase 120,004 shares of common stock, not included in the registration statement, were exercised by three directors through the issuance of promissory notes aggregating $288,003. The promissory notes are payable $10,000 in principal plus accrued interest on March 31, of each year for a period of five years, with the remaining principal balance together with accrued interest payable at the end of five years.

On October 15, 1996, the Company purchased certain assets of Chambers Medical Technologies of South Carolina, Inc., a South Carolina corporation ("Chambers"). The assets purchased consisted primarily of real estate and improvements comprising a waste incineration facility, together with all of the equipment, vehicles, machinery, supplies and inventory associated with such incinerator facility (the "Facility"). Chambers operated the Facility as a waste disposal incinerator facility for solid, medical and special waste prior to the closing. The Company intends to operate the Facility in a similar matter. The purchase price for the Facility amounted to $3.8 million, subject to a $180,000 contingent liability, payable $1 million in cash at closing and the issuance of a $2.62 million four (4) year non- interest bearing promissory note. The Company received certain credits against the cash portion of the purchase price for repairs, taxes and similar items. The consideration paid by the Company for the Facility was determined in arms-length negotiations between representatives of the Company and Chambers. The cash portion of the purchase price was paid out of cash on hand and available borrowings under the Company's working capital line of credit.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    Exhibit 11 - Statement re: computation of earnings (loss) per share

    Exhibit 27 - Financial Statement Schedule

(b) Reports on Form 8-K.

    The Company did not file a Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Med/Waste, Inc.


Date:       November 12, 1996                  /s/ Daniel A. Stauber
            -----------------                 ------------------------------
                                                Daniel A. Stauber, President
                                                 and Chief Executive Officer


Date:       November 12, 1996                  /s/ Michael D. Elkin
            -----------------                 ------------------------------
                                                Michael D. Elkin, Vice
                                                 President and Chief
                                                  Financial Officer