Form 10KSB
period 1996-12-31
MED WASTE INC
filed 1997-03-31
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996] For the fiscal year ended December 31, 1996 .
     ---------------------------------------------------------------------------

     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from to .
     ------------------------------ -----------------------------------

Commission File Number:   0-22294

                                 MED/WASTE, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

                       Delaware                                                 65-0297759
------------------------------------------------------     ------------------------------------------------------
     (State or other jurisdiction of incorporation                                 (I.R.S. Employer
                   or organization)                                                Identification No.)

 3890 N.W. 132nd Street, Suite K, Opa Locka, Florida                               33054
------------------------------------------------------     ------------------------------------------------------
                   (Address of Principal Executive's Offices)                   (Zip code)

Issuer's telephone number:  (305) 688-3931
                          ------------------

Securities registered under Section 12(b) of the Exchange Act:

             Title of each class                          Name of each exchange on which registered
             -------------------                          -----------------------------------------
                    None                                                           None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $.001 par value
--------------------------------------------------------------------------------
                                (Title of Class)


--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B, contained in this form 10-KSB and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         The issuer's revenue for its most recent fiscal year was $17,435,287.

         The aggregate market value of the shares of voting stock held by non-affiliates, computed by reference to the average bid and asked price for such stock of $3.22 as of February 26, 1997 was approximately $7,501,499.

         The number of shares outstanding of the registrant's common stock $.001 par value as of February 26, 1997 was 2,329,658.

                       DOCUMENTS INCORPORATED BY REFERENCE


         The Company's Definitive Proxy Statement to be dated April 14, 1997 for the Company's 1997 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference herein into Part III, Items 10, 11 and 12 hereof.

         Transitional Small Business Disclosure Format (Check one) Yes_ NoX

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Med/Waste, Inc. (the "Company") is a holding company which, through its subsidiaries, is engaged in two businesses: medical waste management and commercial cleaning services. The medical waste management operations are conducted through Safety Disposal System, Inc. ("SDS") and Safety Disposal System of South Carolina, Inc. ("SDSSC"). The commercial cleaning services operations are conducted through The Kover Group, Inc. ("Kover").

         The Company was incorporated in November 1991 under the laws of the State of Delaware. In March 1992, the Company purchased 100% of the capital stock of SDS. In June 1994, the Company acquired 100% of the capital stock of Kover. In October 1996, the Company, through its wholly-owned subsidiary SDSSC, purchased certain incineration related assets of Chambers Medical Technologies of South Carolina, Inc., a South Carolina corporation ("Chambers").

         SDS provides collection, transportation, treating, tracking and related services for the disposal of both medical and special waste throughout Florida (sometimes collectively referred to as "Waste"). SDS also sells or leases turnkey autoclave treatment units for large quantity generators. Medical waste is generally any waste which may cause an infectious disease or can reasonably be suspected of harboring pathogenic organisms. Medical waste includes predominantly all material that comes in contact with human and animal body fluids. Special waste is generally all non-residential waste which requires more stringent management than municipal solid waste, but does not include medical or hazardous waste.

         In October 1996, SDSSC purchased an incineration facility in South Carolina, which is permitted to treat municipal, medical and special waste. The Company receives waste from generators located throughout the eastern United States. SDSSC primarily focuses on the treatment of medical waste and, to a lesser degree, special waste.

         Kover is engaged in the business of offering, selling and servicing franchises for commercial building cleaning services through the trade name "Coverall Cleaning Concepts". Kover is a service franchisor of Coverall North America, Inc. ("CNA") in the metropolitan areas of Cleveland, Ohio and South Florida. In April 1996, the Company assigned Kover's Pittsburgh master franchise and sold certain notes receivables from franchises, accounts receivable, inventory, and operating and office equipment related to Kover's Pittsburgh franchise to a third party.


MEDICAL WASTE INDUSTRY OVERVIEW

         According to information released in 1997 by the Environmental Working Group, Florida Department of Environmental Protection, the United States generates over two million tons of Medical Waste per year. Florida produces over 100,000 tons per year. Approximately 59% of Florida's medical waste is incinerated and the remaining medical waste is either steam-sterilized or trucked out of state. It has been estimated that the current market for medical waste disposal services in the United States is approximately $1.25 billion per year.

         Nationally, most medical waste is disposed of by incineration. However, more stringent government regulation and a generally negative public attitude toward nearby incineration facilities have resulted in a declining number of incineration disposal facilities. Relatively few newly permitted incineration facilities have opened due to the significant cost of compliance with new environmental legislation. The Company's incinerator is in full compliance with all federal and state regulations dealing with air pollution controls.

MEDICAL WASTE OPERATIONS

         GENERAL. The Company's medical waste operations are conducted through SDS and SDSSC (sometimes collectively referred to herein as the "Waste Companies").

         Generators of medical waste are generally liable under applicable regulations for the collection, packaging, transportation, tracking, documentation and disposal of such waste, as well as training of employees in the handling of such waste. As new regulations are written, the complexity of administering a medical waste management system increases. As a result, SDS expects more health care providers will engage specialists to ensure their compliance. Further, most small medical waste generators cannot afford the cost of individualized compliance. The Company believes SDS's approach to management of medical waste, including the use of on-site equipment, specialized containers, on-site training, a specially designed tracking system, timely customer service, radio dispatched trucks and low cost disposal methods provide customers with a cost effective solution for compliance.

         SDS collects medical waste from medical waste generators, including hospitals, clinics, medical and dental offices, veterinarians, laboratories, funeral homes, home health agencies and others. In addition to medical waste collection, SDS provides programs to assist customers to promote safe handling of medical waste and comply with federal and state requirements applicable to their operations.

         In October 1996, SDSSC purchased an incineration facility in South Carolina, which is permitted to treat municipal, medical and special waste. The Company receives waste from generators throughout the eastern United States. SDSSC primarily focuses on the treatment of medical waste and to a lesser degree special waste. Special waste is generally all non-residential waste which requires more stringent management than municipal solid waste, but does not include medical or hazardous waste.

         The Company believes that to remain competitive in the medical waste industry it is critical to provide customers with a total program for their medical waste compliance problems. In addition to disposal, the Waste Companies also provide a variety of waste management services, including training of customer employees on the handling of medical waste, educating generators on the latest regulations, providing containers for disposal and documentation and tracking medical waste from pick-up to ultimate disposal. The Waste Companies' operations accounted for 28% and 19% of the Company's revenues for 1996 and 1995, respectively.

         COLLECTION. SDS contracts with medical and special waste generators to collect their waste on a regular schedule pursuant to a negotiated fee structure. Schedules for pickup can vary from several times per week to once a month, depending on the volume of waste produced by a customer. For SDS customers, each waste generator is responsible for packing its waste in containers usually provided to them by SDS, then placing the containers at a designated collection area on the generator's premises. SDS sends its truck driven by a Company driver to pick up the waste. If a waste generator is sufficiently large, SDS places a large temporary storage container at the premises, which SDS picks up for ultimate disposal at a waste treatment facility. In the case of medical waste customers, SDS delivers the medical waste to to a third-party incinerator facility or sterilizes, shreds and compacts the medical waste at its own autoclave medical waste treatment facility in West Palm Beach, Florida ("the Commercial Autoclave"), before it is transported for disposal in a local sanitary landfill. For special waste customers, SDS delivers the special waste to SDSSC's incinerator facility in South Carolina (the "Incinerator") or to a third-party incinerator for disposal. See "Disposal of Medical Waste" below.

         SDS typically supplies containers to its customers for use in the disposal of infectious medical waste. These containers contain the universal biohazard symbol to draw attention to their contents. The containers used are either cardboard or a rigid plastic depending on the intended contents. The plastic containers are used for hypodermic needles, scalpels and other so-called "sharps." Smaller plastic containers are packed in the cardboard containers with other medical waste for ease of transport. SDS does not accept waste unless it is properly packaged by customers in SDS supplied or approved containers.

         The majority of SDSSC's waste stream is transported to the Incinerator through arrangements made directly by its customers with third-party hauling companies.

         ON-SITE TREATMENT OF MEDICAL WASTE. SDS supplies, installs and oversees the operations of on-site autoclaves at large quantity generators, typically hospitals. The autoclaves treat the medical waste through sterilization, allowing most of such waste to be handled and disposed of as special waste. It is estimated that the autoclaves will reduce each hospital's medical waste by approximately 90%, thus significantly reducing the expense of disposal both due to decreased volume and the significant cost savings of disposing of special, versus medical waste. Hospitals either purchase or lease the autoclave and related equipment. During the term of the lease, or following the purchase of a unit, the Company provides maintenance and support of the autoclave on-site and collects the treated waste and transports it for ultimate disposal at a local landfill.

         DOCUMENTATION. The Waste Companies provide complete documentation to its customers for all waste it collects. Such documentation includes information related to point of origin, date of pick-up and date of delivery to a treatment facility. The documentation system developed by the Waste Companies meets all applicable local, state and federal regulations regarding packaging, labeling and proof of disposal of waste materials.

         TRANSFER STATIONS. SDS currently operates three transfer stations; one each in Dade, Palm Beach and Hillsborough Counties, Florida. Each transfer station is licensed as appropriate, by state, county and city governmental authorities. The transfer stations are used as temporary storage facilities to maximize efficiency in the transport of medical waste. In most instances, waste containers picked up from generators are stored at a transfer station until a full truck load can be brought to the Commercial Autoclave, the Incinerator or to a third-party incinerator, thus saving time and cost. SDSSC does not currently operate any transfer stations.

         SAFETY TRAINING. Health care personnel have become increasingly sensitive to the risk of contracting diseases such as AIDS and hepatitis through accidental contact with infected patient blood. In addition, patients are increasingly demanding that practitioners demonstrate continual vigilance against such risks. Occupational Safety and Health Act ("OSHA") regulations require annual training of all personnel who potentially can come in contact with blood borne pathogens. The OSHA regulations also require documentation of procedures, clean-up plans and training of such personnel. As a result, there has been heightened attention by medical providers of the need to implement safeguards against such risks. SDS has developed programs to train employees of customers in the proper methods of handling, segregating and containerizing medical waste to reduce potential exposure to employees. SDS instructs health care workers in the proper methods of handling, recording and documenting their medical waste streams to comply with local, state and federal regulations. SDS also offers to develop an internal system for such customers to provide for the efficient management of medical waste within the customer's facility in an effort to reduce the customer's overall disposal costs. SDS offers consulting and review services to medical waste generators regarding their internal medical waste collection and control systems and to assist such generators in developing a system to provide for the efficient management of the medical waste through the point of pickup by SDS. Safety training and related services are not presently a significant portion of SDS's revenues.

         DISPOSAL OF WASTE. The two most common methods of treating infectious waste are incineration and steam sterilization, i.e., autoclaving. Alternate methods include chemical disinfection, microwave and numerous other specialized and experimental techniques. Incineration burns the medical waste at high temperatures and reduces the waste to ash and metal. Incineration has the advantage of significantly reducing the volume of waste. However, incineration has come under increasing scrutiny by environmentalists and state and local regulators due to emissions generated by incineration. Emissions contain pollutants such as carbon monoxide, mercury, cadmium, lead and other toxins. As a result, the cost of developing incineration facilities or to upgrade existing facilities to meet regulatory standards is significant.

         SDSSC disposes of all of the waste that it receives from third parties by incineration. The Incinerator is in full compliance with all federal and state regulations dealing with air pollution controls. The incinerator is a waste to energy facility with a rated capacity for processing up to 270 tons per day of special, medical and municipal waste. The facility is currently permitted under South Carolina law to incinerate up to 200 tons per day of waste, both liquid and solid, including 1,500 tons of medical waste per month. The Incinerator is equipped with three (3) Consumat modular, multi-chamber, solid hearth, controlled-air incinerators. Each incinerator has a design capacity of 90 tons per day for waste materials. The primary chamber of each incinerator operates at 1,400 to 1,600 degrees Fahrenheit, with the secondary and tertiary chambers operating at 1,800 to 2,400 degrees Fahrenheit. The secondary and tertiary chambers have auxiliary gas fired burners designed to maintain 1,800 degrees Fahrenheit temperature and at least two seconds residence time for flue gas. Ash residue from the incineration process is screened at the Incinerator to remove recyclable materials and is then transported for disposal in a local sanitary landfill.

         Although steam sterilization is an approved method of treating medical waste, steam sterilization alone does not change the appearance of the waste. If the treatment process does not change the physical appearance of infectious waste, such waste may not be accepted by landfill operators. Therefore, steam sterilization must be combined with a process such as shredding or grating which renders the waste stream non-recognizable.

         SDS disposes of a substantial majority of the medical waste and all of the special waste received from customers by incineration at the Incinerator and certain third-party incineration facilities in Florida. SDS has non-exclusive contracts to utilize the third-party disposal facilities for contracted prices per pound of medical waste it pays to the facilities. Since April 1994, SDS has treated a portion of the medical waste it collects at the Commercial Autoclave facility in West Palm Beach. The autoclave steam sterilizes medical waste, under pressure at a temperature of 281 degrees Fahrenheit, then feeds the sterilized waste through a shredder. The shredder grates the product and ultimately the waste is compacted. The resulting waste is decreased in volume by 80% and hauled to a landfill. The Commercial Autoclave has the capacity to dispose of over six tons per day of infectious medical waste.

         In addition to generating revenue from the processing of waste materials, the Incinerator currently sells process steam to an adjacent industrial plant. The Incinerator has been designated as a Qualified Facility ("QF") by the United Stated Department of Energy for purposes of producing and selling electricity under the Public Utility Regulatory Power Act ("PURPA"). PURPA requires public utilities to purchase electricity at the avoided cost of generation from those facilities that carry a QF designation. The Incinerator would need minor retrofitting of its boiler and installation of a turbine generator to allow for the production and sale of electricity.

         The Waste Companies believe existing and pending federal, state and local regulations regarding air quality and the effects on air quality of medical waste disposal by incineration will enhance the Waste Companies' market position because the Incinerator is in full compliance with all federal and state regulations dealing with air pollution controls and the Commercial Autoclave does not cause measurable air pollutants and will be more acceptable to local residents.

         MEDICAL WASTE MARKET. The Waste Companies comprise the second largest medical waste disposal company in the state of Florida and the fourth largest public medical waste disposal company based in the United States. As of February 28, 1997, the Waste Companies service more than 5,200 health care facilities consisting of small, medium and large quantity generators. A small quantity generator typically produces approximately 10 to 50 pounds of medical waste in a month. Medium quantity generators, such as clinics, dialysis centers, laboratories, produce substantially more poundage per month. Large quantity generators, such as hospitals, can produce as much as 70,000 pounds per month, depending on the size and types of services provided by such hospital.

         Delivery of health care services within the United States is shifting from hospitals to home care and alternate site facilities. Home care and delivery of care in other non-acute facilities are among the fastest growing segments of the health care industry. Cost containment pressures and new treatment protocols will continue to move patients, including patients being treated for infectious diseases, into non-hospital settings. As patients move into these settings, infectious medical waste that would otherwise be handled by hospitals must be disposed of through alternate methods. These generators include physicians, dentists, out-patient clinics, dialysis clinics, laboratories, home health agencies, and other organizations involved in the medical profession. For most of these generators, it would be unrealistic to treat and dispose of their medical waste by themselves. By contracting with SDS, these generators can pay a small monthly fee and let SDS handle and dispose of their medical waste.

         MEDICAL WASTE MARKETING. SDS's marketing strategies and activities focus principally on metropolitan areas because they represent the greatest concentration of medical waste generators. This emphasis results in higher revenue potential and reduced transportation costs per pick-up. SDS believes that its full service capability using alternative technologies to solve all of its customers' medical waste disposal needs enhances its ability to market its services to customers. This approach is supported by SDS's emphasis on sharing cost savings with its customers, responsiveness to customer needs, competitive pricing and superior service with radio-dispatched trucks.

         SDSSC competes in the marketplace on the basis of quality service and reasonable pricing. Emphasis is now being placed on the development of special waste streams, as well as, increased medical waste customers. SDSSC has recently expanded its sales force and is aggressively penetrating the non-hazardous industrial/residual waste and pharmaceutical waste markets.

         Disposal agreements are negotiated individually with each customer. Although the Waste Companies have standard forms of agreement, terms vary depending on the number of containers, frequency of pick up and volume of and type of Waste. Disposal agreements typically include provisions relating to types of containers, frequency of collection, pricing, disposal and documentation for tracking purposes. Each agreement also specifies the customers' specific obligation for packaging in proper containers before the Waste Companies will accept the Waste. Most disposal agreements for small and medium quantity generators are for a period of one to three years, with automatic annual renewals, although customers may terminate on written notice upon payment of a penalty. Most hospital contracts are for one to three years to five years, with automatic renewal options and, with the exception of autoclave sterilizer sales, a sixty (60) day right to cancellation, without penalty.

COMMERCIAL CLEANING FRANCHISE OPERATIONS

         As of 1996, the annual sales related to commercial cleaning services in the United States amounted to approximately $38 billion. There are over 45,000 and 65,000 locations within the Cleveland and South Florida markets, respectively, which require building cleaning services. It is estimated that the market for commercial cleaning services increases approximately 5% per year. Kover's franchisees currently service approximately 1,300 accounts in the two regions.

         Kover is a master franchisee of CNA. CNA operates a business engaged in the offer and sale of three types of franchises, each of which is related to commercial building cleaning services using the trade name "Coverall". Kover is a master franchisee of CNA in the metropolitan areas of Cleveland and South Florida. Kover has the exclusive right to sell janitorial franchises using the Coverall Cleaning Concept in these metropolitan areas. Kover is required to pay CNA royalty fees of three to four and one-half percent of monthly revenues. Kover uses the Coverall name, design and business plan to conduct and promote its independent business of offering, selling and servicing janitorial franchises. Most cleaning services are provided to commercial customers through independent franchisees. Kover maintains a small staff to perform emergency cleaning services and temporary cleaning services for accounts being transferred from one franchisee to another.

         Kover's revenues represented 72% and 81% of the Company's revenues for the years ended December 31, 1996 and 1995, respectively. In December 1995, the Company decided to change its focus, efforts and resources from the janitorial franchise segment to the medical waste management segment. In April 1996, the Company assigned Kover's Pittsburgh master franchise and sold certain notes receivables from franchises, accounts receivable, inventory, and operating and office equipment related to Kover's Pittsburgh franchise to a third party.

         FRANCHISE SALES. Kover sells franchises for janitorial services in the metropolitan territories of South Florida and Cleveland. As of December 31, 1996, Kover had in operation approximately 250 janitorial franchises with approximately 1,300 cleaning contracts. As of that date, CNA and its other service franchisees had an approximately additional 900 janitorial franchises in operation located in 15 states, as well as in Canada, United Kingdom, South Africa, Spain and Thailand. Kover's annual average sales of janitorial franchises has been approximately 40 for the past three years.

         Franchisees typically are individuals or families who desire to operate their own business with low capital requirements. In many instances, the Coverall franchise will be in addition to such person's regular employment. Franchisees purchase franchises of varying amounts based upon the sizes of the underlying cleaning contracts. Cleaning contracts vary from as little as $100 to as great as $9,890 in monthly revenues. Franchisees generally are assigned multiple cleaning contracts pursuant to their franchise agreements. Initial franchise fees paid to Kover are based upon the anticipated monthly gross billings of the cleaning contracts. Initial franchise fees paid by franchisees range from $3,250 to $33,600 for any individual franchise. The franchise fee may be paid in cash or financed over a twenty-four month period. Principal and interest is payable monthly, with interest accruing on the outstanding balance of the franchise fee at 12% per annum. In addition to the initial franchise fee, Kover receives on-going royalty fees of three to five percent of each franchisee's monthly billings and a management fee of seven percent to ten percent of monthly billings. Kover may also receive sales and marketing fees or special services finders fees on certain non-recurring contracts.

         Upon the purchase of a franchise by a franchisee, Kover obtains cleaning contracts for assignment to the franchisee equivalent to the size of the franchise purchased. These customers may include medical office buildings, professional offices, banks, restaurants, corporate offices or any other commercial customers in need of regular cleaning. Each cleaning customer contracts with Kover for its cleaning needs. Such agreement clearly indicates that Kover will arrange for an independent contractor (its "franchisee") to provide the actual services under the Coverall Concept. However, Kover maintains ownership and control of the cleaning contract. Kover typically has 120 days from the completion of initial training to supply the cleaning account for a franchisee who requires $3,000 or less in approximate monthly cleaning revenue. For franchises of more than $3,000 in monthly billings, Kover is required to provide the appropriate cleaning contracts within 120 days after completion of training and an additional thirty (30) days for each $1,000 per month of gross monthly revenues in excess of $3,000.

         Kover is required to provide a franchisee with cleaning contracts worth the minimum amount of initial monthly cleaning revenue for which the franchisee has contracted. This guarantee is only for the first twelve (12) months commencing with the start of the initial cleaning contract. If the cleaning contract is terminated within the first twelve (12) months (other than due to the franchisee's inability to perform), Kover is obligated to replace the contract with a different contract. If a franchisee is terminated, the cleaning contract is reassigned to a new or existing franchisee.

         In connection with the sale of a franchise, Kover provides the franchisee with an initial equipment and supply package, the cost of which is included in the initial franchise fee. These items include various cleaning equipment and cleaners, disinfectants and other items used by franchisees in the performance of its services. Heavy duty items such as floor polishers, carpet cleaning and other power equipment may be purchased or leased separately, either from Kover or an independent supplier. After the initial supplies are exhausted, the franchisee may purchase additional supplies from Kover or another supplier. Franchisees are required to obtain and pay for their own insurance, including comprehensive liability, a janitorial bond, workers compensation and unemployment and automobile liability insurance. Kover has an arrangement with a major insurance company to provide the comprehensive liability insurance and janitorial bonds, which may be utilized at the option of the franchisee. Kover is a named insured on all such insurance policies of the franchisees.

         COMMERCIAL CLEANING SERVICES. A franchisee assigned to a cleaning contract provides all janitorial services under the "Coverall" trade name. Each franchisee operates as an independent contractor. All franchisee personnel wear approved uniforms which may be purchased from Kover or from an independent supplier, at the option of the franchisee. Franchisees are not obligated to purchase or lease from Kover or its designees, any goods, services, supplies, equipment or inventory related to the establishment or operation of the franchise business. However, Kover attempts to use its larger bargaining power to negotiate discounted rates with certain chemical supply companies. Kover provides the names of all suppliers directly to its franchisees, who are free to purchase the chemicals, supplies or equipment from that or any other approved supplier.

         QUALITY CONTROL. Quality control is an important part of the Coverall franchise system. Kover believes that the concept of an "owner with a vested interest", i.e., a franchise owner, insures high quality of work. Therefore, Kover strongly recommends that the franchisee owner participate in the operation and management of the franchise business. In order to maintain high standards, Kover requires the use of chemicals, supplies, equipment and products which have been approved by CNA. CNA has tested and approved chemicals, equipment and products which are sold under various brand names. These items are recommended to franchisees at their initial training sessions and periodically thereafter. An unapproved chemical or other item must be tested by CNA for cleaning efficiency, safety, ease of application, durability and economy before it can be used by a franchisee. Notwithstanding, if a customer specifies the use of certain products or equipment in connection with cleaning a particular surface or item, the franchisee will use such product.

         FRANCHISE AGREEMENTS. Upon the sale of a franchise, each franchisee undergoes an initial practical training program prior to the commencement of actually servicing a cleaning contract. Initial training consists of on-site instruction of the methods and procedures involved in the commercial cleaning business at an existing cleaning customer. The franchisee also is given the license to use the "Coverall" name and service mark, which is owned by CNA and licensed to Kover, among others. The initial training program lasts between 20 to 40 hours and typically commences within ten (10) days of execution of the franchise agreement. Attending the initial training session is mandatory for each franchisee, who must complete training to the satisfaction of Kover.

         During the term of the franchise agreement, Kover provides billing and collection services for the cleaning contracts. Kover collects all monthly billing amounts from the cleaning customers which are paid over to the franchisee after deduction of Kover's royalty fee, the management fee and the monthly payment of the financed portion of the initial franchise fee, as well as any applicable sales and marketing, advertising and transfer fees, equipment lease payments or other advances. Kover also provides additional on-going training and the introduction of new methods and materials through personal consultation and/or group seminars. Kover provides to the franchisee, at the franchisee's cost, promotional or sales materials necessary for use in developing the franchisee's business.

         TRADEMARKS. Kover utilizes the trade name and service mark "Coverall" pursuant to an agreement with CNA. The "Coverall" trade name is not registered with the United States Patent and Trademark Office but is registered in each of the states in which Kover operates. Kover has the right to the use of the trade name and service mark in the sale and operation of its janitorial franchise sale operations. Kover grants to each franchisee a license to use and display "Coverall" as trade names, service marks, and logos on all labels and designs pertaining to the franchise. The franchisee may only use the mark in connection with his franchise arrangement in accordance with specific restrictions.

         The Waste Companies utilize the trade name and service mark "EnviroSafe" in the marketing of autoclave equipment. The trade name "EnviroSafe" is registered in the United States Patent and Trademark Office.

MATERIAL ACQUISITIONS

         In June 1994, the Company purchased 100% of the capital stock of Kover. At the time of the acquisition, Kover was wholly-owned by Phillip W. Kubec ("Kubec") its president and chief executive officer. Mr. Kubec continues to serve as president and chief executive officer of Kover.

           On June 30, 1995, Kover purchased certain customer lists, equipment, supplies and fixtures from Broward Floor Care and Supply, Inc. ("Broward IFloor"), a South Florida janitorial company. The servicing of the Broward Floor accounts has been integrated with Kover's regular franchise commercial cleaning services operations.

         In October 1996, SDSSC purchased an incineration facility in South Carolina which is permitted to treat municipal, medical and special waste which the Company receives from generators throughout the eastern United States. SDSSC primarily focuses on the treatment of medical waste and to a lesser degree special waste.


GOVERNMENT REGULATION

         The Waste Companies' medical waste operations are heavily regulated and governed by numerous federal, state, and local statutes, regulations, rules and ordinances. These laws govern the definition, generation, segregation, handling, packaging, transporting, and disposal of medical waste, as well as occupational training and safety regulations. Kover's janitorial service operations are not regulated by either federal, state or local laws, except for the requirement to comply with the rules and regulations of the Federal Trade Commission regarding the sale of franchises.

           FEDERAL REGULATIONS. The Occupational Safety and Health Act ("OSHA") gives the federal government the authority to regulate the management of infectious medical waste. OSHA regulations attempt to limit occupational eIxposure to blood and other potentially infectious materials, but do not actually cover the disposal of medical waste.

           These regulations target all industries in which employees could reasonably be expected to come in contact with blood borne pathogens. The reIgulations define infectious materials to include semen, vaginal secretions, cerebrospinal fluids, synovial fluid, pleural fluid, pericardial fluid, peritoneal fluid, amniotic fluid, saliva in dental procedures, any body fluid visibly contaminated with blood and all body fluids in situations where it is difficult to differentiate among body fluids. The definition also includes any unfixed tissue or organ, other than intact skin from a human (dead or alive), human immune-deficiency virus (HIV) and hepatitis B virus. The regulations require employers to identify in writing tasks and procedures, as well as job classifications, where occupational exposure to blood may occur. Employers must set forth a schedule for implementing procedures for employees to minimize risk of contamination. Employers are required to offer such employees vaccinations for hepatitis B virus and must keep records concerning such employees' medical histories.

           The Resource Conservation and Recovery Act of 1976 ("RCRA") established a regulatory program administered by the EPA for the generation, stoIrage, transportation and disposal of hazardous waste. The general statutory definition of hazardous waste would provide the EPA with the authority to regulate infectious medical wastes as hazardous wastes. However, to date, the EPA has not designated infectious medical waste as a hazardous waste and it is not presently regulated as such. The EPA has developed and issued informal guidelines outlining practical approaches to infectious waste management.

         The interstate transport of medical waste is subject to regulation by the United States Department of Transportation ("DOT") pursuant to the Hazardous Material Transportation Act ("HMTA") and pertinent regulations. Pursuant to the HMTA, the transport of medical waste will, depending on its composition, be subject to packaging, labeling, notice and reporting requirements, as well as requirements pertaining to transporter registration, transportation procedures and the preparation of shipping papers. Strict penalties may be assessed for violations of the HMTA and its regulations. The HMTA does not cover the operation of an autoclave.

         FLORIDA LEGISLATION. The Florida Department of Health and Rehabilitative Services ("HRS") has authority over the generation, storage, treatment and transfer of medical waste. The Florida Department of Environmental Protection ("DEP") has authority over off-site transportation, on-site incineration and final disposal facilities. The DER has specific authority over the operation of alternate medical waste treatment facilities, such as the Commercial Autoclave.

         Florida defines bio-hazardous waste as any solid or liquid waste which may present a threat of infection to humans. The term includes, but is not limited to, non-liquid human tissue and body parts, laboratory and veterinary waste which contains human disease-causing agents, discarded sharps (devices with physical characteristics capable of puncturing, lacerating, or otherwise penetrating the skin, such as needles, broken glass or broken hard plastic), human blood, human blood products and body fluids.

         Each generator of bio-hazardous waste is required to prepare, maintain and implement a written plan to identify and handle all such waste within its facility, as well as provide employee training programs. Such plan must outline the procedures for on-site segregation, handling, labeling, storage and treatment of waste generated by the facility. All bio-hazardous waste management records, including any documentation provided by the transporter, must be maintained for three years and made available for inspection by HRS upon request.

         All on-site storage of bio-hazardous waste must be in a designated area away from the general traffic flow pattern and be accessible only to authorized personnel. No bio-hazardous waste generator may store such waste on-site for any period in excess of thirty days. All containers used for storage must be labeled with the name, address and phone number of the generator if it is to be transported to a disposal site. Violations of the regulations may be prosecuted as criminal offenses. In addition, the State of Florida may impose monetary penalties of up to $2,500 per day for each violation. Dade and Broward Counties, Florida also regulate the transportation and storage of medical waste.

         The Commercial Autoclave is regulated by the DEP. The DEP issues permits for facilities to treat bio-hazardous waste. Bio-hazardous waste must be treated within thirty (30) days of collection from a generator. The DEP permits treatment by the Commercial Autoclave, subject to specific operating and log keeping requirements. Bio-hazardous waste treated through autoclaving methods in accordance with the regulations may be disposed of at a landfill in the same manner as solid waste.

         SOUTH CAROLINA LEGISLATION. The South Carolina Department of Health and Environmental Control ("DHEC") has authority over the generation, storage, treatment and transfer of medical waste. DHEC requires the profiling of special waste and daily spot inspections of manifests, incoming vehicles and plant operations.

         State legislation presently restricts the Incinerator's capacity for medical waste to the greater of (i) 50 tons per day or (ii) on a monthly basis, 1/12 of the estimated amount of medical waste generated within the State of South Carolina within one year. The Company is continuing a constitutional challenge against DHEC, originally commenced by the prior owner of the Incinerator in 1991 in the U.S. District Court of South Carolina, of the state's imposition of the limitation, as well as certain provisions of the South Carolina Infectious Waste Management Act and the regulations promulgated thereunder. At the trial level, the Company's prior owner was successful in its challenge to certain fee requirements under the regulations. However, it was not successful in having the volume limitation ruled unconstitutional. The Company filed a motion for a stay, pending appeal in the U.S. Circuit Court, of the implementation of the volume limitations, which stay was originally granted. However, the U.S. District Court later lifted the stay and on October 1, 1996 the 50 ton medical waste limitation went into effect. Notwithstanding, the Company is pursuing the appeal of the volume limitation. The Company does not believe that the volume limitation will have a material adverse impact on its operations, since the Company anticipates the medical waste limitation to be offset by increases in special waste incineration.


COMPETITION

         The Waste Companies comprise the second largest medical waste management provider in the State of Florida and the fourth largest public medical waste management company based in the United States. The Company faces intensive competition in its market from national, regional and local competitors. Several other competitors, while not national, have significant regional recognition and market share. Other competitors are local in origin. Such national public competitors are Browning-Ferris Industries, Inc., WMX Technologies, Inc., and USA Waste Services, Inc. The Waste Companies also compete against alternative waste disposal technologies and against generators who have their own incineration or other treatment facilities, such as some hospitals. The Waste Companies will likely encounter intense competition from national, regional and local companies in each market into which they may expand.

         The Company believes that the principal competitive factors in the medical waste industry are price, reliability and reputation, timely service, ability to offer alternative technologies and to help customers work within an increasingly regulated environment. The Company believes it is able to compete effectively because of its ability to deliver timely, reliable, environmentally sound services at a reasonable price. The Company believes that sales of its on-site treatment equipment will allow it to more quickly penetrate new geographic markets, as well as provide significant reduction of expenses for large quantity generators.

         Kover faces competition in each of its regions from one national and many local competitors. Kover's national competitor, Jani-King, has a presence in both of Kover's locations. Most other competitors are local in origin. These local competitors are small operations with limited capital. Kover believes it is able to compete based upon reliability, reputation, professionalism and access to capital necessary to finance the receivables associated with cleaning contracts.

POTENTIAL LIABILITY AND INSURANCE

         The medical waste disposal industry involves potentially significant risks of statutory, contractual, tort and common law liability. Potential liability could involve, for example, claims for clean-up costs, personal injury, or damage to the environment, claims of employees, customers or third parties for personal injury or property damage occurring in the course of the Company's operations, or claims alleging negligence or professional errors or omissions in the planning or performance of work. The Company could also be subject to fines in connection with violations of regulatory requirements. The Company attempts to operate safely and prudently and has not haany material violations to date of which it is aware.

         The Company carries liability insurance coverage which it considers sufficient to meet regulatory and customer requirements and to protect the Company's employees, assets, and operations. The availability of liability insurance within the waste industry has been adversely affected by the constrained market for casualty and environmental insurance. In the future, insurance that might be available may be at significantly increased premiums with less extensive coverage. If the Company is unable to obtain adequate insurance coverage at a reasonable cost, it may become exposed to potential liability claims. In such event, a successful claim, if of sufficient magnitude, could have a material adverse effect on the Company's financial condition.

         Kover requires each franchisee to maintain comprehensive liability insurance to protect the Company and its franchisees from any claims arising out of the operation of the franchisee's business. Each franchisee is also required to be bonded.

SUPPLIES

         The Waste Companies purchase their medical waste equipment and supplies, including containers, from many sources. Kover's franchisees purchase cleaning equipment, chemicals and supplies from a variety of sources, all of which are approved by CNA. Neither the Waste Companies, Kover nor any of its franchises has experienced any difficulty in obtaining equipment or supplies and alternative sources are readily available.

EMPLOYEES

         As of December 31, 1996, the Company had approximately 133 full time employees, including corporate officers, sales and customer service personnel and office and clerical employees. Of such employees, 83 were employees of the Waste Companies and 50 of Kover. None of the Company's employees is represented by a labor organization. Management considers its relationship with its employees to be satisfactory.


ITEM 2.           DESCRIPTION OF PROPERTY.

PROPERTIES

         The Company maintains its principal offices in Opa Locka, Florida where the Company rents approximately 5,000 square feet. The location is used for executive offices, billing and storage of equipment containers and vehicles. The Company also operates three Florida transfer stations, one each in Dade County, Hillsborough County and Palm Beach County. The Dade County, Hillsborough County and Palm Beach County transfer stations consist of 5,000, 8,000 and 8,000 square feet of enclosed warehouse space, respectively, and are used for the temporary storage of medical waste until actually transported to a final disposal facility. The Dade County transfer station is adjacent to the Company's principal offices. The Commercial Autoclave is located on 8,000 square feet of property adjacent to the Company's West Palm Beach transfer station. All such locations are leased from unaffiliated third parties. The Dade County lease expires in 1997. The Hillsborough and Palm Beach County leases expire in 1998. The Company has options to renew each lease for additional multi-year periods.

         SDSSC owns its principal offices and plant located in Hampton, South Carolina. The facility is situated on approximately ten acres of industrial property. The facility includes a 30,000 square foot process building, a 3,000 square foot administrative building and a 5,000 square foot truck maintenance building. The process portion of the facility is in a fully enclosed fenced area, equipped with a truck scale, video camera system and radiation monitors to provide for monitoring of all waste received as the facility. The facility is subject to a $2.62 million mortgage which is held by the prior owner. The mortgage is payable over a four year period and matures in October 2000. The facility is in good condition except for the roof of the ash pit which is being replaced.

         Kover maintains its principal executive offices in Independence, Ohio, where it rents approximately 4,000 square feet. Kover also maintains its finance and billing operations in Independence, Ohio. The Independence, Ohio lease expires in 1999. The Company also operates regional sales offices in Miami, Florida and Ft. Lauderdale, Florida where it rents approximately 4,000 square feet in each location. The Miami and Ft. Lauderdale office leases both expire in 1998. All of the Company's properties are leased from unaffiliated third parties on terms derived in arms-length negotiations.

         The Company does not anticipate any difficulty in locating additional or alternate leased properties if these properties become unavailable for any reason.


ITEM     3. LEGAL PROCEEDINGS.

         State legislation presently restricts the Incinerator's capacity for medical waste to the greater of (i) 50 tons per day or (ii) on a monthly basis, 1/12 of the estimated amount of medical waste generated within the State of South Carolina within one year. The Company is continuing a constitutional challenge against DHEC, originally commenced by the prior owner of the Incinerator in 1991 in the U.S. District Court of South Carolina, of the state's imposition of the limitation, as well as certain provisions of the South Carolina Infectious Waste Management Act and the regulations promulgated thereunder. At the trial level, the Company's prior owner was successful in its challenge to certain fee requirements under the regulations. However, it was not successful in having the volume limitation ruled unconstitutional. The Company filed a motion for a stay, pending appeal in the U.S. Circuit Court, of the implementation of the volume limitations, which stay was originally granted. However, the U.S. District Court later lifted the stay and on October 1, 1996 the 50 ton medical waste limitation went into effect. Notwithstanding, the Company is pursuing the appeal of the volume limitation. The Company does not believe that the volume limitation will have a material adverse impact on its operations, since the Company anticipates the medical waste limitation to be offset by increases in special waste incineration.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders during the three months ended December 31, 1996.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded in the over-the-counter market and prices are quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small Cap Market under the symbol "MWDS."

         The following table sets forth the high and low bid information for the Company's common stock for each quarter for the last two fiscal years. The quotations provided below reflect inter-dealer prices, without retail markups, mark down or commission and may not represent actual transactions.


FISCAL 1995                                                                    HIGH                 LOW
                                                                         -------------         -------------
       Quarter ending March 31, 1995........................................ $2.63                   $2.63

       Quarter ending June 30, 1995.........................................  2.63                    1.88

       Quarter ending September 30, 1995....................................  3.00                    2.25

       Quarter ending December 31, 1995.....................................  2.25                    2.00

FISCAL 1996
      Quarter ending March 31, 1996......................................... $3.25                   $2.00

      Quarter ending June 30, 1996..........................................  4.75                    2.25

      Quarter ending September 30, 1996.....................................  4.88                    2.75

      Quarter ending December 31, 1996......................................  4.63                    2.63


         On February 26, 1997, the average bid and asked price of the common stock as reported on NASDAQ was $3.22. As of that date, the Company had approximately 126 common stockholders of record and approximately 729 beneficial stockholders.

DIVIDENDS

         The Company has never paid any cash dividend on its common stock and does not anticipate paying cash dividends in the foreseeable future. The payment of dividends by the Company will depend on its earnings, financial condition and other business and economic factors affecting the Company at that time which the Board of Directors may consider relevant. The Company presently intends to retain any earnings to provide for the development and growth of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH 1995

         GENERAL. Revenues increased nearly 25% and net income increased to $215,326, compared to a loss of $1,748,926 in 1995.

         1996 results reflect the initial returns from the Company's long-term, and now fully operational, strategy to offer customers, large and small, a complete menu of waste management services.

         The keystones of that strategy are: (1) the acquisition in December 1995 of sole distribution rights east of the Mississippi River of certain on-site autoclave technology to be marketed under the trade name, "EnviroSafe"; and (2) the October 1996 purchase of the Company's first waste-to-energy incinerator located in Hampton, South Carolina.

         REVENUES. Revenues for the year ended December 31, 1996 amounted to $17,435,287 as compared to $14,078,986 for 1995. Kover's revenues were $12,565,590 in 1996, as compared to only $11,397,975 in 1995, for a 10%
increase. Kover's increase in revenues was due to higher sales volume, notwithstanding the sale of Kover's Pittsburgh franchise. Revenues for the Waste Companies totaled $4,869,697 in 1996, a 82% increase over 1995 revenues of $2,681,011. The higher 1996 revenues of the Waste Companies were attributable to on-site autoclave equipment sales and the inclusion of two months of SDSSC revenue.

         OPERATING COSTS. Consolidated operating costs as a percent of revenue decreased slightly in 1996 to 73% from 74% in 1995. Operating costs for the Waste Companies decreased to 68% as a percent of revenue in 1996 from 70% in 1995 due to higher margins related to sales of on-site autoclave equipment and the inclusion of two months of SDSSC results in 1996. Kover operating costs increased slightly to 76% in 1996 from 75% in 1995.

         ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses as a percentage of revenue decreased to 25% in 1996 from 26% in 1995 as a result of cost reduction efforts taken in 1996.

         AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased $73,300 to $43,819 in 1996 from $117,119 in 1995 primarily due to the impairment loss recorded in the fourth quarter of 1995.

         OPERATING PROFIT (LOSS). The Company recorded an operating profit of $144,791 in 1996 as compared to an operating loss of $(1,817,459) in 1995. The significant improvement in operating earnings was primarily due to the elimination of the 1995 non-recurring loss, and for 1996, on-site equipment sales of SDS which have higher margins and the inclusion of two and one-half months of SDSSC results.

         OTHER, NET. Interest income, net of interest expense increased $2,002 to $70,535 in 1996 from $68,533 in 1995. The increase was due to higher interest income earned on Kover's notes receivable, partially offset by interest expense on higher levels of line of credit and note payable borrowing and lower average short-term investments.

         NET INCOME (LOSS). The Company had net income of $215,326 in 1996 as compared to a net (loss) of $(1,748,926) in 1995. The significant improvement in net income was primarily due to the elimination of the 1995 non-recurring loss, and for 1996, on-site equipment sales of SDS which have higher margins and the inclusion of the two and one-half months results of SDSSC.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH 1994

         REVENUES. Revenues for the year ended December 31, 1995 amounted to $14,078,986 as compared to $7,383,314 for the comparable period in 1994. The inclusion of a full twelve months of Kover revenues of $11,397,975 in 1995, as compared to only seven month's revenues of $5,257,840 in 1994, was the principal reason 1995 revenues increased 91% over the comparable 1994 period. Revenues for SDS totaled $2,681,011 in 1995, a 26% increase over 1994 revenues of $2,125,474. This increase is primarily related to volume increases. Further, factors contributing to the significant improvement in medical waste revenue was the addition of the Recovery Corporation of Florida ("RCA") accounts, other new customers and selective price increases. The price increases were initiated in September 1995 and consisted of a 10% across the board increase on all small quantity generator customers.

         OPERATING COSTS. Consolidated operating costs as a percent of revenue decreased to 74% in 1995 from 75% in 1994. Kover operating costs decreased to 75% in 1995 from 78% in 1994 due to actions taken in 1995. Operating costs for SDS increased to 71% in 1995 from 66% in 1994 due to the higher costs of servicing the RCA accounts, offset partially by the actions taken in 1995. The Plan provided for the reduction of certain selling, general and administrative expenses through the consolidation of consulting and staff functions and the implementation of selective price increases for SDS customers. In addition, the Company's management was directed to intensify their efforts in attracting new customers. The Company achieved operating income before the nonrecurring charge for the six months ended December 31, 1995 as a result of the implementation of the Plan.

         ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling decreased to 26% in 1995 from 31% in 1994 of consolidated revenues. For SDS, the expense percentage decreased to 40% of revenue in 1995 from 64% of revenue in 1994 as a result of the initiation of the Plan.

         AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased $14,646 to $117,119 in 1995 from $102,473 in 1994 primarily due to the acquisitions of Kover and Broward Floor.

         NONRECURRING CHARGE. Due to changes in government regulations and a lessening of competition, in December 1995, the Company decided to focus its efforts and resources on growing its core medical waste management business. The Company is expected to continue to operate in the janitorial franchise segment, however, any future growth will be limited. In this connection, the Company has elected early application of Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

         On April 1, 1996, the Company assigned Kover's Pittsburgh master franchise and sold certain notes receivables from franchises, accounts receivable, inventory, and operating and office equipment related to Kover's Pittsburgh franchise to a third party for a purchase price of $270,000. The $270,000 sales price consisted of $135,000 in cash at closing and the issuance of a $135,000 promissory note from the purchaser. The note earns interest at a rate of 7.415% per annum. Interest and principal payments of $1,710 is payable monthly from May 1, 1997 to April 30, 2001, with a final payment of $94,872 due on May 1, 2001. Interest in the amount of $4,050 was prepaid at closing. The note is collateralized by the assets sold. At December 31, 1995, the Company recognized an impairment loss of goodwill on its books for the Pittsburgh Franchise in the amount of $206,481. The impairment loss was measured as the difference between the carrying amount of the assets and the fair value as determined by an offer to purchase the assets by a third party. The impairment loss was charged against previously recorded goodwill allocated to the intangible assets and has been included as a nonrecurring charge in the statement of operations in 1995. Kover's Pittsburgh Franchise sales and net loss for 1995 aggregated $2,432,530 and $(51,290), respectively.

         The significant change in the way that the Cleveland and South Florida franchises will be used has caused an impairment of the assets. Based on the offer for the Pittsburgh franchise, the Company estimates that the fair value of the Cleveland and South Florida franchises aggregates $1,238,000 and, accordingly the impairment loss pertains to the janitorial franchise segment and aggregates $1,161,991. The Company used the same percentage of impairment loss to assets fair value from the Pittsburgh impairment for the South Florida and Cleveland impairment computation. The impairment loss was charged against previously recorded goodwill allocated to the intangible assets and has been included as a nonrecurring charge in the statement of operations.

         In June 1994, the Company acquired certain accounts of RCA in Central Florida. However, as a result of the bankruptcy of RCA, the Company is no longer able to use the RCA incinerator for these customers. The inability to use the incinerator for these customers placed the Company at a competitive disadvantage. Consequently, the Company canceled these contracts and recognized an impairment loss of $143,633 resulting from the write-off of non-compete agreements and other intangibles relating to the Company's acquisition of RCA. The remaining assets are being used by the Company. This impairment loss pertains to the Company's medical waste segment and is included as a nonrecurring charge in the statement of operations for 1995.

         Due to the Company's signing a ten year agreement with a waste to energy plant for the disposal of certain wastes at lower costs as compared to using the Commercial Autoclave, the Company decided in 1995 to reduce the amount of waste processed at the autoclave. Consequently, the Company recognized an impairment loss of $110,767 based upon a quote from a reseller of autoclaves. This impairment loss pertains to the Company's medical waste segment and is included as a nonrecurring charge in the statement of operations for 1995.

         OPERATING LOSS. The Company incurred an operating loss of $(1,817,459 ) in 1995 as compared to an operating loss of $(562,443) in 1994. The increased operating loss was primarily due to the nonrecurring charge of $(1,622,872) discussed above. The operating loss before the nonrecurring charge and was $(194,587) or a 65.4% improvement over 1994. The Company had an operating profit before the nonrecurring charge of $42,595 in the fourth quarter of 1995.

         NET INTEREST INCOME. Interest income, net of interest expense decreased $43,371 to $68,533 in 1995 from $111,904 in 1994. The decrease was due to the use of cash for the purchasing of equipment, acquisitions and funding of operations, as well as, increased interest expense on additional borrowings made by the Company.

         NET (LOSS). The Company incurred a net (loss) of $(1,748,926) in 1995 as compared to a net (loss) of $(422,061) in 1994. The increased loss was primarily due to the nonrecurring charge of $1,622,872 discussed above. The net
(loss) before the nonrecurring charge was

$(126,054) or a 70% improvement over 1994. The Company had net earnings before the nonrecurring charge of $54,847 for the fourth quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at December 31, 1996 amounted to $312,427. The Company's sources of cash during 1996 has primarily been the proceeds from the exercise of warrants into common stock, bank borrowings and the sale of short-term investments. During the year ended December 31, 1996, cash decreased by $4,863 to $116,054. Operating activities used $1,198,289 of cash, principally due to the addition of SDSSC's accounts receivables, Kover's increased notes receivables from franchisees, SDS's notes receivables - autoclaves and a decrease in Kover's deferred revenue on franchise sales, offset partially by the addition of SDSSC's accounts payables and accrued expenses and net income of $215,326, net of depreciation and provision for doubtful accounts. The cash generated by net income was primarily due to SDSSC's sales for two and one-half months and the sale by SDS of on-site equipment and related assignment of notes to a leasing company. Investing activities used $218,564 principally due to the acquisition of SDSSC's Incinerator offset by the sale of short-term investments. Financing activities provided $1,411,990 of cash, principally due to proceeds from leasing and the line of credit and the exercise of warrants into common stock.

         The Company has a line of credit with a bank for $1,000,000 collateralized by all of SDS's and Kover's assets. The line of credit is a demand note and bears interest at prime plus 1%. Interest is payable monthly. At December 31, 1996, the Company had $723,000 in outstanding borrowings under the line. Substantially all of the Company's assets are collateralized for the loan. As a result of the private placement described below, the outstanding balance was reduced to $1,000 in 1997.

         During the first quarter of 1996, the Company entered into an agreement with a leasing company, whereby the Company assigned with recourse two of the five on-site equipment leases it obtained. The terms of the agreement provide for a rate of prime plus 2% and the collateralizing of certain on-site equipment. The Company received $290,483, under this arrangement.

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

         In June 1996, the Company entered into another agreement with a different leasing company, whereby the Company can finance its own equipment under a sale/leaseback arrangement for the purposes of financing its equipment. The terms of the agreement provide for a 60 month lease term and an interest rate equal to market at the time of financing. Through December 31, 1996, the Company has sold and leased-back equipment aggregating $66,131 at an interest rate of 9.5%.

         The Company had private placement warrants to purchase 428,143 shares outstanding until August 31, 1996. Each private placement warrant was exercisable into one share of the Company's common stock at $2.40. Warrants to purchase an aggregate of 303,996 shares of common stock were exercised prior to August 31, 1996 for aggregate cash proceeds of $698,263. Warrants to purchase 120,004 shares of common stock were exercised by three directors through the issuance of promissory notes aggregating $288,003. The promissory notes bear interest at 8% a year and are payable $10,000 in principal, plus accrued interest, on March 31, of each year for a period of five years, with the remaining principal balance, together with accrued interest payable, at the end of five years. The notes are collateralized by the common stock received by the exercise of the warrants.

         On October 15, 1996, the Company purchased certain assets of Chambers. The assets purchased consisted primarily of real estate and improvements comprising a waste incineration facility, together with all of the equipment, vehicles, machinery, supplies and inventory associated with such incinerator facility (the "Facility"). Chambers operated the Facility as a waste disposal incinerator facility for solid, medical and special waste prior to the closing. The Company intends to operate the Facility in a similar matter. The purchase price for the Facility amounted to $3.8 million, subject to a $180,000 contingent liability, payable $1 million in cash at closing and the issuance of a $2.62 million four (4) year non-interest bearing promissory note. The Company received certain credits against the cash portion of the purchase price for repairs, taxes and similar items. The consideration paid by the Company for the Facility was determined in arms-length negotiations between representatives of the Company and Chambers. The cash portion of the purchase price was paid out of cash on hand and available borrowing under the Company's working capital line of credit.

         On February 13, 1997, the Company completed a private placement of 10% Convertible Redeemable Debentures due July 1, 2000 ("the Debentures"), raising net proceeds of $2.7 million. Interest is payable semi-annually on July 1 and January 1. The Debentures are convertible into shares of common stock at the holder's option any time prior to redemption or maturity at a conversion price of $3.25 in principal amount for each share of common stock. The Company has agreed to register the common stock underlying the Debentures within six months from the issuance of the Debentures. A portion of the proceeds from the Debentures was used to reduce the outstanding balance on the Company's line of credit.

         The Company believes that it has sufficient working capital for the next twelve months.

         INCOME TAXES. The Company has significant net operating loss carry forwards. The Company has not recognized a deferred tax asset of $416,000 at December 31, 1996. The loss carry forwards are available through 2011, to reduce income taxes that would otherwise be payable. Realization of the benefits relating the utilization of the loss carry forwards may be limited in any one year due to IRC Code 382, change in ownership rules.

         IMPACT OF INFLATION. Although inflation has slowed in recent years, it is still a factor in our economy and the Company continues to seek ways to mitigate its impact. To the extent permitted by competition, the company passes increased costs on to its customers by increasing sales prices over time. In addition, the Company places all of its major supplier purchases out to bid. This supplier bid process has resulted in a ten year agreement with a waste-to-energy plant at extremely competitive pricing, as well as, other savings to the Company.

         NEW FASB PRONOUNCEMENTS. In June 1996, the Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The Statement establishes a financial-components approach to transfers and servicing of financial assets and extinguishment of liabilities that focuses on control. The Company will adopt the Statement as of January 1, 1997 and its implementation is not expected to have a material effect.

ITEM 7.      FINANCIAL STATEMENTS.

             Index to Consolidated Financial Statements

                                                                                     Page
                                                                                     ----
Report of Independent Certified Public Accountants...................................23
Consolidated Balance Sheet as of December 31, 1996
   and 1995..........................................................................24
Consolidated Statements of Operations for the years ended
   December 31, 1996 and 1995........................................................25
Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1996 and 1995........................................................26
Consolidated Statements of Cash Flows for the years ended
   December 31, 1996 and 1995........................................................27
Notes to Consolidated Financial Statements...........................................29

               Report of Independent Certified Public Accountants


Board of Directors and Shareholders
Med/Waste, Inc.

We have audited the accompanying consolidated balance sheets of Med/Waste, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Med/Waste, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.







Miami, Florida
March 7, 1997
                                                                BDO Seidman, LLP

                        Med/Waste, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                                                                                           DECEMBER 31,
                                                                                -------------------------------
                                                                                      1996           1995
                                                                                -------------------------------
ASSETS (NOTE 5)
Current assets:
  Cash and cash equivalents                                                     $    116,054    $   120,917
  Fixed income investments (note 2)                                                     --          750,238
   Accounts receivable, net of allowances of $40,000
     and $74,000                                                                   1,837,763      1,047,689
   Current portion of notes receivable from autoclaves (note 17)                      43,000           --
   Current portion of notes receivable from franchisees                            1,110,104        980,894
   Inventories                                                                       273,423        192,595
   Prepaid expenses                                                                  207,944        176,643
                                                                                -------------------------------
Total current assets                                                               3,588,288      3,268,976

Notes receivable from autoclaves net of current portion (note 17)                    263,000           --
Notes receivable from franchisees, net of current
   portion, less allowance of $54,000 and $51,000                                  1,032,671        792,697
Property, plant and equipment, net (note 4)                                        5,122,612      1,539,639
Intangible assets, net (notes 3 and 13)                                              398,616        441,393
Other assets                                                                         121,250        133,818
                                                                                -------------------------------
Total assets                                                                    $ 10,526,437    $ 6,176,523
                                                                                ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
   Accounts payable and accrued liabilities                                     $  2,055,830    $ 1,279,227
   Current portion of capital lease obligations                                      169,427        144,390
   Current portion of notes payable (note 5)                                         929,599        154,599
   Deferred revenue on franchise sales                                                82,441        360,312
   Customer deposits                                                                  38,564         33,267
                                                                                -------------------------------
Total current liabilities                                                          3,275,861      1,971,795

Capital lease obligations, less current portion (note 9)                             385,594        435,702
Notes payable, less current portion (note 5)                                       2,180,615           --
                                                                                -------------------------------
                                                                                   5,842,070      2,407,497
Commitments and contingencies (notes 9, 11, 12, and 16)
  Shareholders' equity:
   Preferred stock, $. 10 par value; 1,000,000 shares
     authorized; none outstanding                                                       --             --
   Common stock, $.001 par value; 10,000,000 shares
     authorized; 2,328,499 and 1,903,588 (note 7)
     shares issued and outstanding (note 6)                                            2,329          1,904
   Additional paid-in capital                                                      6,870,430      5,882,837
   Warrant subscriptions receivable (note 10)                                       (288,003)          --
   Deficit                                                                        (1,869,732)    (2,085,058)
                                                                                -------------------------------
                                                                                   4,715,024      3,799,683
   Less cost of treasury stock: 11,824 shares                                        (30,657)       (30,657)
                                                                                -------------------------------
   Total shareholders' equity                                                      4,684,367      3,769,026
                                                                                -------------------------------
Total liabilities and shareholders' equity                                      $ 10,526,437    $ 6,176,523
                                                                                ===============================

See accompanying summary of accounting policies and notes to consolidated financial statements

                        Med/Waste, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                           YEARS ENDED DECEMBER 31,
                                         ---------------------------
                                             1996           1995
                                         ---------------------------

Revenues (note 14)                       $17,435,287   $ 14,078,986
                                         --------------------------

Costs and expenses:
   Operating costs                        12,880,793     10,443,851
   Administrative and selling expenses     4,365,884      3,712,603
   Nonrecurring charge (note 13)                --        1,622,872
   Amortization of intangibles                43,819        117,119
                                         --------------------------
     Total                                17,290,496     15,896,445
                                         --------------------------

Operating profit (loss)                      144,791     (1,817,459)

Other, net                                    70,535         68,533
                                         --------------------------

Net income (loss)                        $   215,326   $ (1,748,926)
                                         ==========================

Net income (loss) per share              $       .11   $       (.93)
                                         ==========================

Weighted average shares outstanding        2,043,065      1,878,337
                                         ==========================


See accompanying summary of accounting policies and notes to consolidated financial statements.

                        Med/Waste, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

                     Years ended December 31, 1996 and 1995

                                                         ADDITIONAL           RETAINED                          TOTAL SHARE-
                                             COMMON       PAID IN             EARNINGS         TREASURY            HOLDERS'
                                             STOCK        CAPITAL            (DEFICIT)           STOCK              EQUITY
                                        -------------------------------------------------------------------------------------

Balance at January 1, 1995               $1,846        $ 5,781,027         $  (336,132)              --         $ 5,446,741
Issuance of 40,000 common shares
for employee bonuses                         40             57,460                  --               --              57,500
Purchase of 11,824 common shares
for treasury stock                           --                 --                  --          (30,657)            (30,657)
Issuance of 17,747 common shares
for services                                 18             44,350                  --               --              44,368
Net loss for the year                        --                 --          (1,748,926)              --          (1,748,926)
                                        -------------------------------------------------------------------------------------
Balance at December 31, 1995             $1,904        $ 5,882,837         $(2,085,058)        $(30,657)        $ 3,769,026

Issuance of 424,000 common shares
for exercise of private placement           424            985,842                  --               --             986,266
warrants
Warrant subscriptions receivable             --           (288,003)                 --               --            (288,003)
Issuance of 584 common shares for
services                                      1              1,751                  --               --               1,752
Net income for the year                      --                 --             215,326               --             215,326
                                        -------------------------------------------------------------------------------------
Balance at December 31, 1996             $2,329        $ 6,582,427         $(1,869,732)        $(30,657)        $ 4,684,367
                                         ====================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements

                        Med/Waste, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                             YEARS ENDED DECEMBER 31,
                                                                        ---------------------------------
                                                                             1996               1995
                                                                        ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $215,326        $(1,748,926)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
     Depreciation and amortization                                            349,749            355,359
     Provision for doubtful notes and accounts                                133,929             40,145
       receivable
     Nonrecurring loss                                                             --          1,622,872
     Issuance of stock for services                                                --            101,866
     Changes in operating assets and liabilities:
       Increase in accounts receivable                                       (961,503)          (293,859)
       Increase in notes receivables                                         (743,184)          (870,661)
       Increase in inventories                                                (80,828)           (64,584)
       Increase in prepaid expenses                                           (31,301)           (20,229)
       Decrease (increase) in other assets                                     12,568            (93,124)
       Increase in accounts payable and
        accrued expenses                                                      197,487            195,878
       (Decrease) increase in deferred franchise sales                       (277,871)            61,356
       Increase (decrease) in customer deposits                                 5,297            (17,215)
                                                                   ------------------ ------------------
Net cash used in operating activities                                      (1,180,331)          (731,122)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed income investments                                              750,238            746,565
Purchases of property plant and equipment, net                               (203,888)          (424,224)
Acquisition of SDSSC assets                                                  (831,254)                --
Payments to acquire Broward Floor                                                  --           (120,000)
Purchase of treasury stock                                                         --            (30,657)
Other, net                                                                     66,340            (32,447)

                                                                   ------------------ ------------------
Net cash(used in) provided by investing activities                           (218,564)           139,237

                        Med/Waste, Inc. and Subsidiaries


                                                            YEARS ENDED DECEMBER 31,
                                                         -----------------------------
                                                             1996               1995
                                                         -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares for warrant exercise           $   698,263         $      --
Proceeds from borrowings                                     793,924           394,530
Payments on installment notes and capital lease
obligations                                                  (98,155)          (76,751)
Repayment of loan to director                                     --           250,000
                                                         -----------------------------
Net cash provided by financing activities                  1,394,032           567,779
                                                         -----------------------------

Decrease in cash and cash equivalents                         (4,863)          (24,106)
Cash and cash equivalents at beginning of year               120,917           145,023
                                                         ------------------------------
Cash and cash equivalents at end of year                 $   116,054         $ 120,917
                                                         =============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                   $   118,857         $  47,294
                                                         =============================
Notes and payables for acquisition of SDSSC              $ 2,770,249         $      --
                                                         =============================
Issuance of common stock for notes receivable            $   288,003         $      --
                                                         =============================
Promissory notes issued for the acquisition of Broward
Floor                                                             --         $  70,000
                                                         =============================



See accompanying summary of accounting policies and notes to consolidated financial statements

                        Med/Waste, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements



1.  ORGANIZATION, DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, DESCRIPTION OF BUSINESS AND USE OF ESTIMATES

Med/Waste, Inc. (the "Company") is a holding company which, through its subsidiaries, is engaged in two businesses: medical waste management and commercial cleaning services. The medical waste management operations are conducted through Safety Disposal System, Inc. ("SDS") and Safety Disposal System of South Carolina, Inc. ("SDSSC"). The commercial cleaning services operations are conducted through The Kover Group, Inc. ("Kover").

The Company was incorporated in November 1991 under the laws of the State of Delaware. In March 1992, the Company purchased 100% of the capital stock of SDS. In June 1994, the Company acquired 100% of the capital stock of Kover. In October 1996, the Company, through its wholly-owned subsidiary SDSSC, purchased certain incineration related assets of Chambers Medical Technologies of South Carolina, Inc., a South Carolina corporation ("Chambers").

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of Med/Waste, Inc. and its wholly owned subsidiaries, SDS, SDSSC and Kover (collectively the "Company"). SDS and SDSSC are sometimes collectively referred to herein as the "Waste Companies". All significant intercompany transactions are eliminated in consolidation. Since SDSSC was acquired effective October 15, 1996, the accompanying 1996 statement of operations only includes SDSSC's operations for the last two and one-half months of 1996.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                        Med/Waste, Inc. And Subsidiaries
             Notes to Consolidated Financial Statements (continued)



1. ORGANIZATION, DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



NOTES RECEIVABLE

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

The notes from the Waste Companies' autoclave sales are non-interest bearing and will be discounted to a leasing company at a rate of 9.75% during the first quarter of 1997. The outstanding amount of receivables sold to and proceeds received from independent third parties with recourse was $290,483 at December 31, 1996. No such transactions occurred during 1995. The Company has estimated that no obligation under the recourse provisions exist based on the excellent credit rating of the autoclave customers.

FIXED INCOME INVESTMENTS

The Company determines the appropriate classification at time of purchase and reevaluates such designation as of each balance sheet. Prior to December 31,1995, the Company classified its fixed income investments as debt securities held-to-maturity since the Company then had the positive intent and ability to hold the debt securities to maturity. During 1995, as a result of acquisition and operational needs, the Company reevaluated its designation, and determined that the securities should be classified as debt securities available for sale. Accordingly, the Company transferred $750,238 between the categories during 1995. In addition, change in the classification was at fair value and did not result in a material unrealized holding gain or loss.

Investments in debt securities are stated at cost, which approximates fair value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is carried at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from five to twenty years.

INTANGIBLE ASSETS

Intangible assets consist primarily of customer lists and non-compete agreements over a useful life ranging from five to twenty years. Amortization has been provided by the straight-line method over the useful lives

                        Med/Waste, Inc. And Subsidiaries
             Notes to Consolidated Financial Statements (continued)



1. ORGANIZATION, DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

of the assets. The Company continually evaluates the carrying value of its intangible assets. Impairments are recognized when the expected future operating cash flows to be derived from such intangible assets are less than their carrying values.

ACCOUNTING FOR LONG LIVED ASSETS

Effective December 31, 1995, the Company elected early application of Statement of Financial Standards No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of" (notes 3 and 13).

REVENUE FROM FRANCHISE OPERATIONS

Revenues from commercial cleaning are recognized as services are performed and supplies are provided. Revenues from the sale of franchises are recognized after the Company has completed the requirements of the franchise agreement. The portion of the franchise sale fees related to providing new commercial cleaning accounts to the franchisees is included in the balance sheet as deferred revenue until the requirements of the franchise agreement have been fulfilled.

The gross amounts billed by Kover for commercial cleaning services are included in revenues and the gross amounts due franchisees for providing the cleaning services (100% of such revenues less royalties and management fees of 10% to 15%) are included in operating costs.

INCOME TAXES

Income taxes are accounted for using the liability approach under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

NET INCOME (LOSS) PER SHARE

Weighted average shares outstanding include all common and dilutive common equivalent shares for the periods they were outstanding. The effect of dilutive stock options and warrants (common stock equivalents) have not been included in the computation for the year ended December 31, 1995 because inclusion would have decreased the net loss per share.

NEW FASB PRONOUNCEMENTS. In June 1996, the Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The Statement establishes a financial-components approach to transfers and servicing of financial assets and

                        Med/Waste, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

1. ORGANIZATION, DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


extinguishment of liabilities that focuses on control. The Company will adopt the Statement as of January 1, 1997 and its implementation is not expected to have a material effect.

2.       FIXED INCOME INVESTMENTS

As of December 31, 1995 the Company's debt securities held for sale and held to maturity included investments in US Treasury notes due in 1996. Such amounts were redeemed and used by the Company for operations and its acquisition of SDSSC, and accordingly, as of December 31, 1996 the Company did not have any debt securities held for sale. The cost and fair value of the debt securities at December 31, 1995 was $750,328 and $751,640, respectively. Gross unrealized holding gains and losses were not material for 1996 and 1995. Proceeds from the sales aggregated $750,328 and $746,565, from available- for-sale debt securities in 1996 and 1995, respectively.

3.       ACQUISITIONS

In June 1994, the Company acquired Kover for $50,000 of cash and a total of 89,000 shares of Med/Waste, Inc. common stock valued at $166,875 at the time of issuance. The acquisition was recorded pursuant to the purchase method of accounting. Kover is the master franchiser for the Coverall Cleaning Concept in the South Florida and Cleveland metropolitan areas. Kover's liabilities exceeded its net tangible assets by $1,033,391 as of June 1, 1994. The $1,033,391 excess of liabilities over the fair value of tangible assets, the $50,000 of cash paid, the $58,788 of acquisition costs to date and $166,875 representing the 89,000 shares at $1.875 per share issued in the acquisition, have been included in intangible assets at December 31, 1994 (note 13). The Company invested approximately $1,300,000 of cash into Kover to pay off outstanding loans and liabilities assumed in the acquisition.

In July 1994, the Company advanced $139,000 to RCA for accounts receivable and paid RCA $85,000 for the operating equipment needed for SDS to begin servicing all of the medical waste hauling contracts of RCA in Central and South Florida. RCA also gave SDS a favorable burn price at RCA's incinerator in Cocoa Beach, Florida, on up to 5 million pounds of medical waste each year for the following 2 years. The Company paid $40,000 in 1994 under a non-compete agreement associated with such transaction. In 1995, RCA filed for bankruptcy protection and closed its Cocoa Beach, Florida incinerator (note 13). As a result the Company wrote-off the excess of purchase price over fair value in 1995 since the favorable burn rate was no longer available.

On June 30, 1995, Kover purchased certain customer lists, equipment, supplies and fixtures from Broward Floor Care and Supply, Inc. ("Broward Floor"), a South Florida janitorial company, for $190,000. The $190,000 purchase price consisted of $120,000 in cash at closing and the issuance of two purchase money promissory notes aggregating $70,000. The purchase price exceeded the fair value of the assets acquired

                        Med/Waste, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

3.       ACQUISITIONS (CONTINUED)

by approximately $157,000. The servicing of the Broward Floor accounts has been integrated with Kover's regular franchise commercial cleaning services operations.

On October 15, 1996, the Company purchased certain assets of Chambers. The assets purchased consisted primarily of real estate and improvements comprising a waste incineration facility, together with all of the equipment, vehicles, machinery, supplies and inventory associated with such incinerator facility (the "Facility"). The purchase price for the Facility amounted to $3.8 million, subject to a $180,000 contingent liability for capital repairs, payable $1 million in cash at closing and the issuance of a $2.62 million four (4) year non-interest bearing promissory note. The Company received certain credits against the cash portion of the purchase price for repairs, taxes and similar items. The consideration paid by the Company for the Facility was determined in arms-length negotiations between representatives of the Company and Chambers. The cash portion of the purchase price was paid out of cash on hand and available borrowings under the Company's working capital line of credit (note 5
(1)).

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of SDSSC had occurred at the beginning of 1996 and 1995:


            PRO FORMA YEARS                     1996             1995
                                              -----------------------------
            REVENUES                           $ 22,771,235     $ 22,576,664
            NET LOSS                           $ (1,081,224)    $ (1,771,609)
            NET LOSS PER SHARE                        $(.53)           $(.94)

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

                        Med/Waste, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

4.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31:

                                                                            1996           1995
                                                                  ---------------------------------
               Land                                                      $  230,000              --
               Building                                                     300,000              --
               Incinerator                                                3,498,186              --
               Equipment under capital leases                               555,021     $   764,939
               Computer, office and other equipment                       1,290,777       1,241,212
                                                                  ---------------------------------
               Total                                                      5,873,984       2,006,151
               Less accumulated depreciation                                751,372         466,512
                                                                  ---------------------------------
               Net operating and office equipment                        $5,122,612      $1,539,639
                                                                  =================================

Depreciation expense aggregated $305,930 and $238,229 for 1996 and 1995, respectively.

5.       NOTES PAYABLE

Notes payable consist of the following at December 31:

                                                         1996             1995
                                                   ---------------------------------
Note payable - Chambers (1)                               $2,262,821              --
Line of credit (2)                                           723,000       $  84,599
Interim financing (3)                                         89,393              --
Notes payable - Broward Floor (4)                             35,000          70,000
                                                   ---------------------------------
Total notes payable                                        3,110,214       $ 154,599
Less: current portion                                        929,599         154,599
                                                   ---------------------------------
Total                                                     $2,180,615       $      --
                                                   =================================

During 1996 and 1995 interest expense aggregated $118,857 and $47,294, respectively.

(1) The note is non-interest bearing and is payable to Chambers. The loan is payable quarterly, commencing on January 1, 1997. In this connection, the loan is payable $210,000 in 1997, $410,000 in 1998, $900,000 in 1999 and $1,110,000 in 2000. The note is reflected, net of approximately $358,000 unamortized discount. The discount is based on an imputed interest rate of 6% (based on the prevailing tax exempt interest rate available to the Company). The note is secured by certain property and equipment (net book value $3.1 million) and an assignment of revenues and profits. The Company is required to make prepayments during the first two years, if it burns at least 72 million pounds of waste

                        Med/Waste, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

5.       NOTES PAYABLE (CONTINUED)

         during such year. The prepayments shall reduce the principal payments due in the fourth year of the note and under no event shall exceed $700,000 per year.

(2) In September 1995, the Company entered into an agreement with a bank, whereby the Company can borrow up to $400,000 under a revolving line of credit. In July 1996, the Company's agreement with the bank was amended, increasing the revolving line of credit limit from $400,000 to $1,000,000. Interest is payable monthly with principal payable upon demand. The interest rate on the line of credit is prime plus 1%. Substantially all of the Company's assets are collateral for the loan.

(3) In September 1996, the Company entered into an interim financing arrangement for the manufacture of two autoclaves. The notes bear interest at a rate of 9.75% and are collateralized by the two autoclaves. The interim loans will be paid-off with the proceeds of the recourse discounting of the related equipment lease notes receivable during the first quarter of 1997.

(4) The notes payable - Broward Floor consist of two unsecured notes of $35,000 each which bear interest at 11% per annum and mature on July 1, 1996 and January 1, 1997, respectively. Both notes have subsequently been paid.

6.       STOCK WARRANTS AND IPO

The Company had private placement warrants to purchase 428,143 shares outstanding until August 31, 1996. Each private placement warrant was exercisable into one share of the Company's common stock at $2.40. Warrants to purchase an aggregate of 303,996 shares of common stock were exercised prior to August 31, 1996 for aggregate cash proceeds of $698,263. Warrants to purchase 120,004 shares of common stock were exercised by three directors through the issuance of promissory notes aggregating $288,003. The promissory notes are collateralized by the common stock issued and payable $10,000 in principal, plus accrued interest, on March 31, of each year for a period of five years, with the remaining principal balance, together with accrued interest, payable at the end of five years.

In connection with the Company's initial public offering consummated in December 1993, the Company issued 523,500 Class A warrants for $.10 per warrant. The Class A warrants were exercisable for $7.50 per share through their expiration date of December 9, 1996. The Class A warrants were traded separately on NASDAQ until their expiration date of December 9, 1996. No Class A warrants were exercised prior to their expiration.

In August 1995, the Company issued 60,000 warrants to its financial public relations firm at the then fair market value of the underlying stock. Such warrants have an exercise price of $2.38 per share for a term of three years.

                        Med/Waste, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7.  STOCK OPTIONS

The Company has three stock option plans (a) the 1993 Employee Stock Option Plan (the "1993 Plan"), (b) the Directors Stock Option Plan (the "Directors Plan") and (c) the 1996 Employee Stock Option Plan (the "1996 Plan"). The 1993, Directors and 1996 Plans have 750,000, 500,000 and 500,000 shares, respectively, reserved for issuance. The Company's shareholders approved the 1996 Plan at the 1996 annual meeting of stockholders.

Under the Directors Plan, each non-employee director receives automatic non discretionary grants of options on June 2 of each year. On each grant date, each non-employee receives options to purchase 6,250 shares of common stock for service on the board, additional options to purchase 6,250 shares of common stock for service on each committee of the board, other than the executive committee and additional options to purchase 6,250 shares for service as chairman of a committee other than the executive committee. Non- employee directors receive options to purchase 12,500 shares for service on the executive committee and an additional 12,500 as chairman of the executive committee. Each option has a term of five (5) years and is exercisable commencing six (6) months following the date of grant. Under the Directors Plan, options to purchase 100,000 and 137,500 shares were automatically granted in 1995 and 1996, respectively at exercise prices equal to the then fair market value of the underlying common stock. In August 1995, options to purchase 18,750 shares expired as a result of the resignation of a director in 1994. As of December 31, 1996, there were outstanding options to purchase an aggregate of 381,250 shares of common stock under the Directors Plan at prices ranging from $2.125 to $4.00 per share, with 118,750 shares available for future grants.

All officers and employees are eligible for grants of options under the 1993 and 1996 Plans, which are administered by a stock option committee which has the discretion to determine to whom, the amount, exercise prices, exercise terms and all other matters relating to the grant of options under such plans. Options to purchase 25,000 and 304,200 shares were granted under the 1993 Plan in 1996 and 1995 at the then fair market value of the underlying shares. As of December 31, 1996 options to purchase 6,250 shares under the 1993 Plan were exercised, and options to purchase 656,450 shares were outstanding at exercise prices ranging from $2.125 to $2.75 per share. Options to purchase 200,000 shares were granted under the 1996 Plan in 1996 at the then fair market value of the underlying shares. As of December 31, 1996 options to purchase 200,000 shares were outstanding under the 1996 Plan at an exercise price of $2.25 per share. All options originally granted under the 1993 Plan vested 25% at the time of the grant and an additional 25% on each anniversary date thereafter. In October 1995, the Company's Stock Option Committee approved the acceleration of substantially all of the options previously granted under the 1993 Plan so that all options are immediately exercisable by the holders thereof. All options granted under the 1996 Plan vest 25% at the time of the grant and an additional 25% on each anniversary date thereafter.

The directors, 1993 and 1996 Plans provide for the automatic grant of reload options to an optionee who would pay all, or part of, the option exercise price by delivery of shares of common stock already owned by

                        Med/Waste, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7. STOCK OPTIONS (CONTINUED)

such optionee. The common shares underlying these plans have not been registered for issuance with the Securities and Exchange Commission.

In 1995 and 1996, the Company granted options to purchase 16,000 and 5,000 shares to various advisors. The exercise prices range from $2.125 to $2.625 per share.

The exercise price of all options granted by the Company since inception was the closing market price on the grant date.

At December 31, 1996, options granted under the Directors Plan, the 1993 Plan and the 1996 Plan were accounted for under APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the plans. Under APB Opinion 25, because the exercise price of the Company's stock option plans equal the market price of the underlying stock on the date of grant, no compensation cost is recognized.

FASB Statement 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. For purposes of this disclosure, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: no dividends; expected volatility of 49 percent; risk-free interest rates of 6% and expected lives of one year.

Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                          1996             1995
                                                         -----------------------
         Net income (loss):
            As reported                                 $215,326    $(1,748,926)
            Pro forma                                   $165,766    $(1,797,814)
         Earnings (loss) per share:
            As reported                                 $    .08    $      (.93)
            Pro forma                                   $    .07    $      (.96)

                        Med/Waste, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7. STOCK OPTIONS (CONTINUED)

A summary of the status of the Company's three stock option plans as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:


                                                           1996                                     1995
                                                         WEIGHTED-                                WEIGHTED-
                                                           AVG.                                     AVG.
                                   1996 SHARES           EXERCISE           1995 SHARES           EXERCISE
                                      (000)                PRICE               (000)                PRICE
                                   -----------         -----------         ------------         -------------
OUTSTANDING AT
BEGINNING OF YEAR                       1,001            $2.48                590                   $2.69

GRANTED                                   368            $2.93                411                   $2.17
                                        -----                               -----
OUTSTANDING AT YEAR-
END                                     1,369            $2.60              1,001                   $2.48
                                        =====                               =====
OPTIONS EXERCISABLE
AT YEAR-END                             1,063            $2.52              1,001                   $2.48

WEIGHTED-AVERAGE
FAIR VALUE OF OPTIONS
GRANTED DURING THE
YEAR                                                     $ .32                                      $ .25

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                                                                                                WEIGHTED-
                                                   WEIGHTED-       WEIGHTED-                                    AVERAGE
                              NUMBER                AVERAGE        AVERAGE               NUMBER                 EXERCISE
      RANGE OF              OUTSTANDING            REMAINING       EXERCISE              EXERCISABLE            PRICE
      EXERCISE              AT 12/31/96           CONTRACTUAL      PRICE (ALL            AT 12/31/96            (EXERCISABLE
       PRICES                  (000)                 LIFE          OPTIONS)               (000)                 OPTIONS ONLY)
       ------                  -----              -----------   ---------------         -------------           -------------

$2.13 to $3.00                         1,138             2.6 years                 $2.35                   935                 $2.36

$3.01 to $4.00                           231             3.2 years                 $3.83                   128                 $3.72
                       --------------------- --------------------- --------------------- ---------------------  --------------------
$2.13 to $4.00                         1,369             2.7 years                 $2.60                 1,063                 $2.52
                       ===================== ===================== ===================== =====================  ====================

                        Med/Waste, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

8.  INCOME TAXES

At December 31, 1996, the Company had Federal and Florida net operating loss carry forwards of approximately $1,250,000 that expire through 2011. For financial reporting purposes, a valuation allowance of $416,000 has been recognized to offset the net deferred tax assets related to these carry forwards and other deferred tax assets. The Company did not have an income tax provision in 1996 as a result of the utilization of $84,000 of net operating loss carry forwards. Realization of the benefits related to pre-acquisition losses may be limited in any one year due to IRS Code Section 382, change of ownership rules.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                 DECEMBER 31
                                                                          1996               1995
                                                                      -----------------------------
                Deferred tax liabilities:
                Tax greater than book
                   depreciation and amortization                      $    131,000    $       6,000
                                                                      -----------------------------
                   Total deferred tax liabilities                     $    131,000    $       6,000
                                                                      -----------------------------

                Deferred tax assets:
                                                                      -----------------------------
                Net operating loss carry forwards                          540,000          523,000
                Nonrecurring charge                                             --          611,000
                Bad debt                                                     7,000           47,000
                                                                      -----------------------------
                   Total deferred tax assets                               547,000        1,181,000
                                                                      -----------------------------
                Valuation allowance for
                    deferred tax assets                                   (416,000)      (1,175,000)
                                                                      -----------------------------
                Net                                                   $        --     $          --
                                                                      =============================

The reconciliation between the provision for income taxes and the amount which results from applying the federal statutory tax rate of 34% to loss before income taxes is as follows:


                                                                                 DECEMBER 31
                                                                             1996           1995
                                                                         ---------------------------
Income tax expense (credit) at statutory federal rate                      $  73,000       $(595,000)
Non-deductible expenses                                                        5,000           3,000
Utilization of net operating loss carryforwards                              (78,000)             --
Limitation on recognition of deferred tax asset due to
valuation allowance                                                              --          592,000
                                                                         ---------------------------
                                                                           $     --        $      --
                                                                         ===========================

                        Med/Waste, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

9.       LEASES

SDS leases warehouse space for its autoclave treatment facility in West Palm Beach (the "Commercial Autoclave"), Florida under an operating lease which expires in 1999. SDS has a renewal option for an additional five years. SDS also leases office and warehouse space under operating leases which expire at various times through 1999. Kover maintains its principal executive offices in Independence, Ohio. Kover also maintains its finance and billing operations in Independence, Ohio. The Independence, Ohio lease expires in 1999. The Company also operates regional sales offices in Miami, Florida and Fort Lauderdale, Florida. The Miami and Fort Lauderdale office leases expire in 1997 and 1998, respectively. The Company's rent expense for the years ended December 31, 1996 and 1995, amounted to $273,082 and $329,119, respectively.

In the first quarter of 1995, the Company leased five trucks with a cost of $196,150 from a truck leasing company requiring monthly payments aggregating $5,050. A capital lease obligation of $196,150 was recorded and is being amortized over the five year term based upon a 10% incremental borrowing rate.

In June 1995, the Company entered into an agreement with a leasing company, whereby the Company can finance up to $1,000,000 of equipment under a sale/leaseback arrangement for the purposes of financing its new on-site equipment sales. The terms of the agreement provide for a 60 month lease term and an interest rate equal to 3.61% over the five year U. S. Treasury Bond rate. Through December 31, 1996, the Company sold and leased-back equipment aggregating $309,000 under its arrangement at interest rates ranging from approximately 9% to 10%.

In June 1996, the Company entered into another agreement with a different leasing company, whereby the Company can finance equipment under a sale/leaseback arrangement for the purposes of financing its equipment. The terms of the agreement provide for a 60 month lease term and an interest rate equal to market at the time of financing. Through December 31, 1996, the Company sold and leased-back equipment aggregating $66,131 at an interest rate of 9.5%.

                        Med/Waste, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


9.  LEASES (CONTINUED)

The minimum annual lease payments required under capital and operating leases along with the present value of the minimum lease payments of all capital leases are as follows:

                                                  CAPITAL       OPERATING
                                                   LEASES        LEASES
                                                 ------------------------
1997                                             $200,567        $213,704
1998                                              183,045         182,418
1999                                              149,895         105,534
2000                                               74,328              --
2001                                                8,107              --
Thereafter                                             --              --
                                                 ------------------------
Total minimum lease payments remaining            $615,942       $501,656
                                                                 ========
Less amount representing interest                   60,921
                                                  --------
Present value of net minimum lease
payments                                          $555,021
                                                  ========
Capital lease obligations-current portion         $169,427
                                                  ========
Capital lease obligations-long term portion       $385,594
                                                  ========

10.      RELATED PARTY TRANSACTIONS

During 1996 and 1995, the Company paid a law firm, in which the Chairman of the Board is a partner, $127,267 and $93,717, respectively, for services in assisting with the acquisition of SDSSC and various other corporate legal matters.

On October 1994, the Company loaned $250,000 at a 10% interest rate to one of its directors. The loan was repaid on January 31, 1995.

On August 31, 1996, warrants to purchase 120,004 shares of common stock were exercised by three directors through the issuance of promissory notes aggregating $288,003. The promissory notes are collateralized by the common stock issued, bear interest at 8% a year and are payable $10,000 in principal plus accrued interest on March 31, of each year for a period of five years, with the remaining principal balance together with accrued interest payable at the end of five years and are recorded as a reduction to shareholders' equity in the accompanying 1996 Consolidated Balance Sheet.

                        Med/Waste, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


11.      COMMITMENTS AND CONTINGENCIES

The medical waste disposal industry involves potentially significant risks of statutory, contractual, tort and common law liability. Potential liability could involve, for example, claims for clean-up costs, personal injury, or damage to the environment, claims of employees, customers or third parties for personal injury or property damage occurring in the course of the Company's operations, or claims alleging negligence or professional errors or omissions in the planning or performance of work. The Company could also be subject to fines in connection with violations of regulatory requirements. The Company attempts to operate safely and prudently and has not had any material violations to date of which it is aware.

The Company carries liability insurance coverage which it considers sufficient to meet regulatory and customer requirements and to protect the Company's employees, assets, and operations. The availability of liability insurance within the waste industry has been adversely affected by the constrained market for casualty and environmental insurance. In the future, insurance that might be available may be at significantly increased premiums with less extensive coverage. If the Company is unable to obtain adequate insurance coverage at a reasonable cost, it may become exposed to potential liability claims. In such event, a successful claim, if of sufficient magnitude, could have a material adverse effect on the Company's financial condition.

Kover requires each franchisee to maintain comprehensive liability insurance to protect the Company and its franchisees from any claims arising out of the operation of the franchisee's business. Each franchisee is also required to be bonded.

The Waste Companies sell their services principally to customers on the east coast of the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for outstanding accounts receivable. Allowances are estimated for potential credit losses.

The Company, in the ordinary course of conducting its business, is subject to various state and federal environmental requirements. In the opinion of management, the Company is in compliance with these requirements.

12.      RETIREMENT PLAN

Kover sponsors a defined contribution 401(k) plan covering substantially all of its employees. Employer contributions are discretionary and totaled approximately $3,190 in 1996 and $3,000 in 1995.

                        Med/Waste, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

13.      NONRECURRING CHARGE

Due to changes in government regulations and a lessening of competition, in December 1995, the Company decided to focus its efforts and resources on growing its core medical waste management business. The Company will continue to operate in the janitorial franchise segment, however, any future growth is expected to be limited. In this connection, the Company elected early application of Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

On April 1, 1996, the Company assigned Kover's Pittsburgh master franchise and sold certain notes receivables from franchises, accounts receivable, inventory, and operating and office equipment related to Kover's Pittsburgh franchise to a third party for a purchase price of $270,000. The $270,000 sales price consisted of $135,000 in cash at closing and the issuance of a $135,000 promissory note from the purchaser. The note earns interest at a rate of 7.415% per annum. Interest and principal payments of $1,710 is payable monthly from May 1, 1997 to April 30, 2001, with a final payment of $94,872 due on May 1, 2001. Interest in the amount of $4,050 was prepaid at closing. The note is collateralized by the assets sold. At December 31, 1995, the Company recognized an impairment loss of goodwill on its books for the Pittsburgh Franchise in the amount of $206,481. The impairment loss was measured as the difference between the carrying amount of the assets and the fair value as determined by an offer to purchase the assets by a third party. The impairment loss was charged against previously recorded goodwill allocated to the intangible assets and has been included as a nonrecurring charge in the statement of operations in 1995. Kover's Pittsburgh Franchise sales and net loss for 1995 aggregated $2,432,530 and $(51,290), respectively.

The significant change in the way that the Cleveland and South Florida franchises will be used has caused an impairment of the assets. Based on the offer for the Pittsburgh franchise, the Company estimates that the fair value of the Cleveland and South Florida franchises aggregates $1,238,000 and, accordingly the impairment loss pertains to the janitorial franchise segment and aggregates $1,161,991. The Company used the same percentage of impairment loss to assets fair value from the Pittsburgh impairment for the South Florida and Cleveland impairment computation. The impairment loss was charged against previously recorded goodwill allocated to the intangible assets and has been included as a nonrecurring charge in the statement of operations in 1995.

As a result of the bankruptcy of RCA, the Company is no longer able to use the RCA incinerator for certain customers purchased in a prior year from RCA. The inability to use the incinerator for these customers placed the Company at a competitive disadvantage. Consequently, the Company canceled these contracts and recognized an impairment loss of $143,633 in 1995 resulting from the write-off of non-compete agreements and other intangibles relating to the Company's acquisition of RCA. The remaining assets are being used by the Company. This impairment loss pertains to the Company's medical waste segment and is included as a nonrecurring charge in the statement of operations.

                        Med/Waste, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

13.      NONRECURRING CHARGE (CONTINUED)

Due to the Company's signing a ten year agreement with a waste to energy plant for the disposal of certain wastes at lower costs as compared to using the Commercial Autoclave, the Company decided in 1995 to reduce the amount of waste processed at the autoclave. Consequently, the Company recognized an impairment loss of $110,767 in 1995 based upon a quote from a reseller of autoclaves. This impairment loss pertains to the Company's medical waste segment and is included as a nonrecurring charge in the statement of operations.

14.      BUSINESS SEGMENTS

The Company has two business segments: (a) medical waste management services (SDS and SDSSC) and (b) commercial cleaning services (Kover).

The 1996 and 1995 operating profit (loss) for each segment has been adjusted for allocation of corporate expenses based on revenues. The 1996 operating profit
(loss) includes an allocation of the nonrecurring charge.

                                                               COMMERCIAL
                                              MEDICAL WASTE     CLEANING
                                                MANAGEMENT      SERVICES      CONSOLIDATED
                                             ------------------------------- ---------------
1996:
Revenue                                           $4,869,697     $12,565,590     $17,435,287
                                                                                 ===========
Operating profit                                     $38,004        $106,787        $144,791
Other, net                                                                            70,535
                                                                                 -----------
Net income                                                                          $215,326
                                                                                 ===========
Identifiable assets                               $7,286,425      $3,203,114     $10,489,539
Corporate assets                                                                      36,898
                                                                                 -----------
Total assets                                                                     $10,526,437
                                                                                 ===========
Depreciation and amortization                     $(280,019)        $(69,730)      $(349,749)
Capital expenditures                              $(203,888)              --       $(203,888)

                        Med/Waste, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

                                                                           Commercial
                                                         Medical Waste     Cleaning
                                                          Management       Services        Consolidated
                                                        --------------- ---------------   ---------------
1995:
Revenue                                                      $2,681,011     $11,397,975      $ 14,078,986
                                                                                             ============
Operating loss                                               $ (609,078)     (1,208,381)     $ (1,817,459)
Interest income, net of expense                                                                    68,533
                                                                                             ------------
Net loss                                                                                     $ (1,748,926)
                                                                                             ============
Identifiable assets                                          $2,309,959       2,996,411      $  5,306,370
Corporate assets                                                                                  870,153
                                                                                             ------------
Total assets                                                                                 $  6,176,523
                                                                                             ============
Depreciation and amortization                                $(212,580)        (142,779)     $   (355,359)
Capital expenditures                                         $(348,521)         (75,703)     $   (424,224)


15.      SALE OF KOVER'S PITTSBURGH FRANCHISE

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

16.      LITIGATION

State legislation presently restricts the Incinerator's capacity for medical waste to the greater of (i) 50 tons per day or (ii) on a monthly basis, 1/12 of the estimated amount of medical waste generated within the State of South Carolina within one year. The Company is continuing a constitutional challenge against South Carolina Department of Health and Environmental Control ("DHEC"), originally maintained by the prior owner of the Incinerator, of the state's imposition of the limitation, as well as certain provisions of the South Carolina Infectious Waste Management Act and the regulations promulgated thereunder. At the trial level, the Company's prior owner was successful in its challenge to certain fee requirements under the regulations. However, it was not successful in having the volume limitation ruled unconstitutional. The Company filed a motion for a stay, pending appeal, of the implementation of the volume limitations, which stay was originally granted. However, the lower court later lifted the stay and on October 1, 1996 the 50 ton medical waste limitation went into effect. Notwithstanding, the Company is pursuing the appeal of the volume limitation. The Company does not believe that the volume limitation will have a material adverse impact on its operations, since the Company anticipates the medical waste limitation to be offset by increases in special waste incineration.

                        Med/Waste, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


17.  NOTES RECEIVABLE - AUTOCLAVES

The Company leases equipment to customers under sales-type leases as defined in Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The current portion of the net investment in sales-type leases is included in "Current portion of notes receivable from autoclaves" and the long-term portion is included in "Notes receivable from autoclaves, net of current" in the accompanying 1996 Consolidated Balance Sheet. The components of the net investment in sales-type leases were as follows:

                                                                 1996          1995
                                                              -----------------------------
     Minimum rentals receivable                                 $374,000          $  --
     LESS: UNEARNED INTEREST INCOME                              (68,000)            --
                                                              -----------------------------
     NET INVESTMENT IN SALES-TYPE LEASES                        $306,000          $  --
                                                              =============================

18.      SUBSEQUENT EVENT - PRIVATE PLACEMENT

On February 13, 1997, the Company completed a private placement of 10% Convertible Redeemable Debentures due July 1, 2000 ("the Debentures"), raising net proceeds of $2.7 million. Interest is payable semi-annually on July 1 and January 1. The Debentures are convertible into shares of common stock at the holder's option any time prior to redemption or maturity at a conversion price of $3.25 (quoted fair market value at date of transaction) in principal amount for each share of common stock. The Company has agreed to register the common stock underlying the Debentures within six months from the issuance of the Debentures.

                        Med/Waste, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. - None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth the names ages, and positions of the directors and executive officers of the Company. A summary of the background and experience of each of these individuals is set forth after the table.


                          NAME                           AGE                   POSITION WITH COMPANY
        ----------------------------------------        -----       ------------------------------------------
        Milton J. Wallace(1)                             61         Chairman of the Board
        Daniel A. Stauber(1)(5)                          40         Director/President/Chief Executive Officer
        Phillip W. Kubec                                 42         Director/President and CEO of Kover
        Richard Green(2)(3)(4)                           59         Director/Secretary
        Arthur G. Shapiro, M.D.(1)(2)(3)(4)              58         Director
        William W. Dolan(2)                              70         Director
        Charles D. Scurr(3)(4)(5)                        45         Director
        Kendrick Meek                                    30         Director
        Michael D. Elkin                                 40         Vice President/Chief Financial Officer
---------------------------
(1)    Member of the Executive Committee.
(2)    Member of the Stock Option Committee.
(3)    Member of the Audit Committee.
(4)    Member of Compensation Committee.
(5)    Member of Public Relations Committee.


         Each director holds office until the next annual meeting of stockholders and until a successor has been elected and qualified. Subject to certain contractual obligations, all officers serve at the discretion of the Board of Directors.

         MILTON J. WALLACE. Mr. Wallace has been Chairman of the Board of the Company since June 1993 and a director since November 1991. Mr. Wallace has been a practicing attorney in Miami, Florida for over 30 years and is currently a shareholder of the law firm of Wallace, Bauman, Fodiman & Shannon, P.A. He was chairman of the board of directors of Home Intensive Care, Inc., a provider of dialysis and home infusion therapy services from December 1989 until July 1993, when it was sold to W.R. Grace & Co. He is a director of several private companies and is chairman of the Dade County, Florida Housing Finance Authority. Mr. Wallace is a member of the Company's Executive Committee.

                        Med/Waste, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


         DANIEL A. STAUBER. Mr. Stauber has been President, Chief Executive Officer and a director of the Company since December 1991. He was a founder of SDS and has served as its president since its inception in January 1989. Prior thereto, from 1981 to 1989, he was a practicing attorney in Miami, Florida. Mr. Stauber is a member of the Company's Executive and Public Relations Committees.

         PHILLIP W. KUBEC. Mr. Kubec has been a director of the Company since June 1994. Mr. Kubec has been President and Chief Executive Officer of The Kover Group, Inc., a service franchisor of commercial janitorial services since 1986. The Kover Group, Inc. Is a wholly owned subsidiary of the company.

         RICHARD GREEN. Mr. Green has been a director and Secretary of the Company since June 1993. Since February 1997, Mr. Green has been president / chief executive officer of Diabetes Support Systems, Inc., a durable medical equipment supplier to patients suffering from diabetes. From August 1995 to February 1997, he was president of Sennercomm, Inc. a manufacturer of computerized environmental sensors. From June 1991 until August 1995, he was chairman of the board, president and chief executive officer of Electronic Environmental Controls, Inc., a manufacturer of computerized environmental sensors. For the previous 17 years, he was employed by Ryder System, Inc. Most recently as senior vice president of international and business development for Ryder Truck Rental, a division of Ryder System, Inc. Mr. Green is Chairman of the Audit Committee and a member of the Stock Option and Compensation Committees.

         ARTHUR G. SHAPIRO, M.D., F.A.C.O.G. Dr. Shapiro has been a director of the Company since December 1991. Dr. Shapiro has held an appointment to the University of Miami School of Medicine as professor of clinical obstetrics and gynecology in the division of reproductive endocrinology since January 1995. From 1985 until 1995, he was engaged in the private practice of medicine. From 1970 until 1983, he was employed by the University of Miami School of Medicine most recently as a professor. He is a graduate of Harvard Medical School and is board certified in obstetrics and gynecology, endocrinology and laser surgery. He is a Fellow in the American College of Obstetrics and Gynecology and has been elected to become a Fellow by the American College of Endocrinology. Dr. Shapiro was a co-founder of Home Intensive Care, Inc. and served on its board of directors from 1985 until July 1993. Dr. Shapiro also served as Home Intensive Care, Inc.'s medical director. He is chairman of the board of directors of Bankers Savings Bank. Dr. Shapiro is Chairman of the Executive, Stock Option and compensation committees, and is a member of the Audit Committee.

         WILLIAM DOLAN, D.D.S. Dr. Dolan has been a director since 1993. Dr. Dolan is a retired dentist. Prior to his retirement, he maintained a private practice of dentistry for over 30 years. He is a director of Bankers Savings Bank and the Dade County, Florida Housing Finance Authority. Dr. Dolan is a member of the Stock Option Committee.

         CHARLES D. SCURR. Mr. Scurr has been a director of the Company since 1993. From January 1997 to date Mr. Scurr has been chief executive officer of the Building Industries Association of South Florida. Mr. Scurr was the Managing Director of the Super Bowl Foundation and has served as president of the South Florida Super Bowl XXIX Host Committee since November 1993 to January 1997. From 1988 until November 1993, he was vice president and chief administrative officer of Lipton Champions, the fourth

                        Med/Waste, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

largest tennis tournament in the world. From 1986 to 1988, he was executive assistant to the County Manager for Dade County, Florida. Mr. Scurr is the chairman of the Coral Gables, Florida Recreation Youth Advisory Board and is a Fellow with the Sports Management Research Institute. Mr. Scurr is the former president of the Greater Miami Super Bowl Committee. Mr. Scurr is a member of the Audit, Compensation and Public Relations Committees.

         KENDRICK MEEK. Mr. Meek has been a director of the Company since November 1996. Since November 1994, he has been a Development Representative for the Wackenhut Corporation. Prior thereto, from March 1994 to November 1994, he was president of K & L Security Services, Inc., a security consulting firm. From 1989 until March 1994, he was employed by the Florida Highway Patrol, the last three years which as a captain. Mr. Meek has served as a State representative in the Florida State legislature since 1994.

         MICHAEL D. ELKIN. Mr. Elkin, a CPA, has been Chief Financial Officer of the Company since December 18, 1995 and a Vice President since May 1995. Prior to joining the Company, Mr. Elkin has held senior management positions at several other companies, including Tecmarine Lines in Miami as Controller and SeaQuest Cruises of Ft. Lauderdale as Chief Financial Officer and Treasurer. He is a member of the American Institute of Certified Public Accountants, Florida Institute of Certified Public Accountants, and a past director of the Institute of Management Accountants. Mr. Elkin has Masters Degrees in both Accounting and Finance. He is currently a guest lecturer at the Nova Southeastern University Graduate School of Business.

REPORTS PURSUANT TO SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         The Company's officers and directors are required to file Forms 3, 4, and 5 with the Securities and Exchange Commission in accordance with Section 16(a) of the Securities and Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder. Based solely on a review of such reports furnished to the Company as required by Rule 16(a)-3, the following directors failed to timely file such reports in 1996: Kendrick Meek filed his Form 3 more than ten (10) days following his election as a director; Richard Green filed a Form 4 for the month of June 1996 approximately twelve (12) days late. Dr. Dolan did not file a Form 4 for a transaction occurring in August 1996 until March 1997.

ITEM 10. EXECUTIVE COMPENSATION.

         The information contained under the caption "COMPENSATION" appearing in the Company's definitive proxy statement relating to the Company's 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Annual Proxy Statement") is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the caption "STOCK OWNERSHIP" appearing in the Annual Proxy Statement is incorporated herein by reference.

                        Med/Waste, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "CERTAIN TRANSACTIONS" appearing in the Annual Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit Index

         2.1      Agreement and Plan of Reorganization dated January 27, 1992 by and among Med/Waste, Inc., Safety Disposal Systems, Inc.,
                     Robert Grover, Trustee, Sherwin Stauber, Trustee and Marvin
                     Weinstein, Trustee [Incorporated by reference to the Company's Registration Statement on Form SB-2, File No.
                     33-67684

         2.2      Agreement and Plan of Reorganization dated June 15, 1994 by and between Med/Waste, Inc., and Phillip W. Kubec.
                     [Incorporated by reference to the Company's Form 8-K, dated
                     June 28, 1994, File No. 0-22294]

         2.3      Amendment to Agreement and Plan of Reorganization dated June
                     28, 1994 by and between Med/Waste, Inc., The Kover Group,
                     Inc. and Phillip W. Kubec. [Incorporated by reference to the Company's Form 8-K, dated June 28, 1994, File No.
                     0-22294]

         2.4      Safety Disposal Systems of South Carolina, Inc. Acquisition of
                     the assets of Chambers Medical Technologies of South
                     Carolina, Inc. [Incorporated by reference to the Company's
                     Form 8-K dated October 15, 1996, File No. 0-22294]

         3.1      Registrant's Certificate of Incorporation, as amended
                     [Incorporated by reference to the Company's Registration
                     Statement on Form SB-2, File No. 33-67684]

         3.2      Registrant's By-Laws [Incorporated by reference to the
                     Company's Registration Statement on Form SB-2, File No. 33-
                     67684]

         4.3      Form of Representatives' Warrant Agreement [Incorporated by
                     reference to the Company's Registration Statement on Form
                     SB-2, File No. 33-67684]

         4.4      Form of Common Stock Certificate [Incorporated by reference to the Company's Registration Statement on Form SB-2, File
                     No. 33-67684]

         10.1     Employment Agreement by and between Med/Waste, Inc. and Daniel
                     Stauber dated January 1, 1996 [Incorporated by reference to the Company's 1995 Form 10-KSB, File No. 0-22294]

         10.2     Business Lease dated June 23, 1992 between LeJeune Douglas
                     Warehouses, Ltd. and Safety Disposal Systems, Inc.
                     [Incorporated by reference to the Company's Registration
                     Statement on Form SB-2, File No. 33-67684]

         10.3     Lease dated January 22, 1993 between W.G. Lassiter, Jr. and
                     Safety Disposal System, Inc. [Incorporated by reference to the Company's Registration Statement on Form SB-2, File No.
                     33-67684]

         10.4     Employee Stock Option Plan [Incorporated by reference to the
                     Company's Registration Statement on Form SB-2, File No.
                     33-67684]

         10.5     Directors Stock Option Plan [Incorporated by reference to the
                     Company's Registration Statement on Form SB-2, File No.
                     33-67684]

         10.6     1996 Employee Stock Option Plan [Incorporated by reference to the Company's Proxy Statement for the 1996 Annual
                     Stockholders Meeting]

         10.7     Employment Agreement by and between The Kover Group, Inc. and
                     Phillip W. Kubec dated June 28, 1994 [Incorporated by reference to the Company's 1994 Form 10-KSB, File No.
                     0-22294]

         10.10    Service Franchise Agreements dated October 14, 1986 by and between The Kover Group, Inc. and Coverall North America,
                     Inc. (Ohio) [Incorporated by reference to the Company's
                     1994 Form 10-KSB, File No. 0-22294]

         10.11    Service Franchise Agreements dated December 7, 1988 by and between The Kover Group, Inc. and Coverall North America,
                     Inc. (South Florida) [Incorporated by reference to the Company's 1994 Form 10-KSB, File No. 0-22294]

         10.12    Service Franchise Agreements dated February 1, 1988 by and between The Kover Group, Inc. and Coverall North America,
                     Inc. (Pittsburgh) [Incorporated by reference to the Company's 1994 Form 10-KSB, File No. 0-22294]

                        Med/Waste, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

         10.13    Addendum to Service Franchise Agreement dated May 15, 1992 by and between Coverall North America, Inc. and The Kover
                     Group, Inc. (Palm Beach, Martin, St. Lucie and Indian River
                     Counties) [Incorporated by reference to the Company's 1994
                     Form 10-KSB, File No. 0-22294]

         10.14    Special Addendum to Service Franchise Agreements dated August
                     15, 1992 by and between Coverall North America, Inc. and
                     The Kover Group, Inc. (Extension of all Service Franchise
                     Agreement to January 1, 2010) [Incorporated by reference to the Company's 1994 Form 10-KSB, File No. 0-22294]

         11       Computation of net income (loss) per share

         21       Subsidiaries

         27       Financial Data Schedules (FOR SEC USE ONLY)

(b)      Form 8-K

         The following Form 8-K's were filed during the last quarter of the fiscal year ended December 31, 1996:

         (a) Chambers October 1996

         (b) Chambers Financials 1996

                                   SIGNATURES

         In accordance with Section 13 or 15(a) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                       MED/WASTE, INC., a Delaware corporation


Dated:  March 18, 1997                 By: /s/ DANIEL A. STAUBER
                                           -----------------------------------
                                              DANIEL A. STAUBER, President/
                                                 Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                          TITLE                                 DATE
          ---------                          -----                                 ----


/s/ MILTON J. WALLACE           Chairman of the Board of Directors            March 18, 1997
---------------------
MILTON J. WALLACE

/s/ DANIEL A. STAUBER           Director/President/Chief Executive Officer    March 18, 1997
DANIEL A. STAUBER

/s/ ARTHUR G. SHAPIRO, M.D.     Director                                      March 18, 1997
ARTHUR G. SHAPIRO, M.D.

/s/ RICHARD GREEN               Director/Secretary                            March 18, 1997
RICHARD GREEN

/s/ PHILLIP W. KUBEC            Director                                      March 18, 1997
PHILLIP W. KUBEC

/s/ WILLIAM DOLAN, D.D.S.       Director                                      March 18, 1997
WILLIAM DOLAN, D.D.S.

/s/ CHARLES D. SCURR            Director                                      March 18, 1997
CHARLES D. SCURR

/s/ KENDRICK MEEK               Director                                      March 18, 1997
KENDRICK MEEK

/s/ MICHAEL D. ELKIN            Vice President/Chief Financial Officer        March 18, 1997
MICHAEL D. ELKIN