Form 10QSB
period 1997-03-31
MED WASTE INC
filed 1997-05-14
CIK 885195

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10 - QSB


(Mark One)


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT  OF 1934


              For the quarterly period ended   March 31, 1997.
                                               --------------

                                     OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to          .
                                             -------    ---------

                COMMISSION FILE NUMBER:     0-22294
                                            -------

                               MED/WASTE, INC.
   ---------------------------------------------------------------------------
                   (Exact Name of Small Business Issuer as
                          Specified in its Charter)

                  Delaware                             65-0297759
   ----------------------------------------------------------------------------
       (State or other jurisdiction        (I.R.S. Employer Identification No.)
     of incorporation or organization)

          3890 N.W. 132nd Street, Suite K, Opa Locka, Florida 33054
   ----------------------------------------------------------------------------
                  (Address of principal executive offices)

                              (305)  688 - 3931
   ----------------------------------------------------------------------------
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                              -----    -----

The number of shares outstanding of the registrant's common stock $.001 par value as of May 7, 1997 was 2,328,946.

                      MED/WASTE, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET


                                                                         MARCH 31, 1997        DECEMBER 31,
                                                                           (UNAUDITED)              1996
                                                                         -----------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                   $863,977               $116,054
 Accounts receivable, net of allowances of $37,000 and $40,000              1,667,931              1,837,763
 Current portion of notes receivable from autoclaves                           92,252                 43,000
 Current portion of notes receivable from franchisees                       1,096,604              1,110,104
 Inventories                                                                  261,790                273,423
 Prepaid expenses                                                             447,909                207,944
                                                                         -----------------------------------
Total current assets                                                        4,430,463              3,588,288

 Notes receivable from autoclaves net of current portion                      430,509                263,000
 Notes receivable from franchisees, net of current
  portion, less allowance of $71,000 and $54,000                            1,102,522              1,032,671
 Property, plant and equipment, net                                         5,451,545              5,122,612
 Intangible assets, net                                                       716,089                398,616
 Other assets                                                                 173,962                121,250
                                                                         -----------------------------------
 Total assets                                                             $12,305,090            $10,526,437
                                                                         ===================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities                                  $1,480,143             $2,055,830
 Current portion of capital lease obligations                                 142,945                169,427
 Current portion of notes payable                                              82,206                929,599
 Deferred revenue on franchise sales                                           61,853                 82,441
 Customer deposits                                                             59,815                 38,564
                                                                         -----------------------------------
Total current liabilities                                                   1,826,962              3,275,861

Capital lease obligations, less current portion                               375,293                385,594
10% Convertible Redeemable Debentures due July 1, 2000                      3,000,000                     --
Note payable, less current portion                                          2,202,990              2,180,615
                                                                         -----------------------------------
                                                                            7,405,245              5,842,070

Shareholders' equity:
  Preferred stock, $. 10 par value; 1,000,000 shares
      authorized; none outstanding                                                 --                    --
  Common stock, $.001 par value; 10,000,000 shares
      authorized; 2,328,946 and 2,328,499
      shares issued and outstanding                                             2,329                  2,329
  Additional paid-in capital                                                6,896,254              6,870,430
  Warrant subscriptions receivable                                           (248,404)              (288,003)
  Deficit                                                                  (1,719,677)            (1,869,732)
                                                                         -----------------------------------
                                                                            4,930,502              4,715,024
  Less cost of treasury stock: 11,824 shares                                  (30,657)               (30,657)
                                                                         -----------------------------------
  Total shareholders' equity                                                4,899,845              4,684,367
                                                                         -----------------------------------
                                                                          $12,305,090            $10,526,437
 Total liabilities and shareholders' equity                              ===================================

See notes to consolidated financial statements.

                       MED/WASTE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                                                                        Three Months ended March 31,
                                                                         --------------------------
                                                                              1997          1996
                                                                         --------------------------
Revenues                                                                  $5,464,720     $4,414,071

 Costs and expenses:
    Operating costs                                                        4,102,382      3,199,018
    Administrative and selling expenses                                    1,177,839      1,131,806
    Amortization of intangibles                                                4,818         10,694
                                                                          -------------------------
       Total                                                               5,285,039      4,341,518
                                                                          -------------------------

 Operating profit                                                            179,681         72,553

 Other, net                                                                  (29,644)        14,713
                                                                          -------------------------

 Net income                                                               $  150,037     $   87,266
                                                                          =========================

 Earnings per share:

    Basic earnings per share                                              $      .06     $      .05
                                                                          =========================
    Diluted earnings per share                                            $      .06     $      .05
                                                                          =========================

 Weighted average shares outstanding                                       2,317,524      1,892,826
                                                                          =========================

See notes to consolidated financial statements.

                       MED/WASTE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)

                                                                    Three Months ended March 31,
                                                                    ---------------------------
                                                                        1997           1996
                                                                     ------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES

 Net income                                                          $ 150,037      $  87,266

 Adjustments to reconcile net income to net cash used in
   operating activities:
 Depreciation and amortization                                         126,082         69,058
 Provision for doubtful notes and accounts receivable                   32,262          8,000
 Issuance of warrants for services                                      65,423           --
 Changes in operating assets and liabilities:

 Decrease (increase) in accounts receivable                            137,570       (133,566)
 Increase in notes receivables                                        (524,112)      (279,074)
 Decrease (increase) in inventories                                     11,633        (12,607)
 Increase in prepaid expenses                                         (239,965)       (15,906)
 Increase in other assets                                              (52,712)       (20,840)
 (Decrease) increase in accounts payable and accrued
    expenses                                                          (575,669)        75,136
 (Decrease) increase in deferred franchise sales                       (20,588)        62,319
 Decrease in customer deposits                                          21,251         16,765
                                                                     ------------------------
 Net cash used in operating activities                                (868,788)      (143,449)

 CASH FLOWS USED IN INVESTING ACTIVITIES

 Purchases of property plant and equipment, net                       (450,197)        (9,150)
 Purchase of fixed income investments                                       --        (11,280)
                                                                     ------------------------
 Net cash used in investing activities                                (450,197)       (20,430)

                        MED/WASTE, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                     Three Months ended March 31,
                                                                     ----------------------------
                                                                        1997             1996
                                                                     ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 10% Convertible Redeemable Debentures                 $ 2,692,709               --
Proceeds from assignment of notes receivable                            251,000               --
(Payoff of) proceeds from line of credit                               (723,000)     $   265,000
Payoff of interim financing for autoclaves                              (89,393)              --
Payoff of note payable - Broward Floor                                  (35,000)              --
Payments on capital leases                                              (29,408)         (10,405)
              --                                                    ----------------------------
Net cash provided by financing activities                             2,066,908          254,595
              --                                                    ----------------------------
Increase in cash and cash equivalents                                   747,923           90,716
Cash and cash equivalents at beginning of year                          116,054          120,917
              --                                                    ----------------------------
Cash and cash equivalents at end of year                            $   863,977      $   211,633
                                                                    ============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                              $    61,394      $    12,330
                                                                    ============================



See notes to consolidated financial statements

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

Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. The significant accounting principles are the same as those used to prepare the annual audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

2.  ACQUISITIONS.

On October 15, 1996, the Company, through its subsidiary SDSSC, purchased certain assets of Chambers Medical Technologies of South Carolina, Inc. ("Chambers"). The following unaudited pro forma consolidated results of operations for the three months ended March 31, 1996 has been prepared as if the acquisition by SDSSC had occurred at the beginning of 1996:

                   Pro Forma
                   ---------
                   Revenues                  $6,541,771
                   Net earnings              $  328,196
                   Net earnings per share    $      .17

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

3.  DEBENTURES AND NOTES PAYABLE

Debentures and Notes payable consist of the following at March 31, 1997:

              10% Convertible Redeemable Debentures
                 due July 1, 2000                      $3,000,000
              Note payable - Chambers                   2,285,196
                                                       ----------
              Total notes payable                       5,285,196

              Less: current portion                        82,206
                                                       ----------
              Total                                    $5,202,990
                                                       ==========


During the three months ended March 31, 1997 and 1996 interest expense aggregated $61,394 and $12,330, respectively.

On February 13, 1997, the Company completed a private placement of the 10% Convertible Redeemable Debentures due July 1, 2000 (the "Debentures") raising net proceeds of approximately $2.7 million. Interest at the rate of 10% per annum is payable semiannually on July 1 and January 1. The Debentures are convertible into shares of common stock at the holder's option any time prior to redemption or maturity at a conversion price of $3.25 in principal amount for each share of common stock. The Debentures are redeemable by the Company after December 31, 1997, but only if the Company's common stock is trading at $6.50 per share for twenty days in a thirty day period immediately prior to redemption. The Company has agreed to register the common stock underlying the Debentures within six months from the issuance of the Debentures. A portion of the proceeds from the Debentures was used to reduce the outstanding balance on the Company's line of credit.

The Company has an agreement with a bank, whereby the Company can borrow up to $1,000,000 under a revolving line of credit. At March 31, 1997, the Company had no borrowings under the line. In May 1997, the Company's line of credit with the bank was increased by $1,000,000 to $2,000,000. Other terms and conditions of the loan remained unchanged. Interest on the outstanding balance is payable monthly with principal payable upon demand. The interest rate on the line of credit is prime plus 1%. Substantially all of the Company's assets other than the incineration facility, are collateral for the loan.

In January 1997, Kover paid-off an unsecured note in the amount of $35,000.
The note was related to Kover's purchase of Broward Floor Care and Supply, Inc. in June 1995.

4.  LEASES

In February 1997, the Company entered into an agreement with a leasing company, whereby the Company assigned with recourse two autoclave leases to which it was a lessor. The leases were discounted at a rate of 9.75%. The Company received approximately $251,000, under this agreement. A portion of the proceeds from this arrangement was used to payoff $89,393 in interim loans related to the manufacture of the two autoclaves.

5.  STOCK OPTIONS

In April 1997 the Company granted options to two of its employees under the 1996 Employee Stock Option Plan (the "1996 Plan") to purchase an aggregate of 200,000 shares of common stock. The exercise price of the options is at the date of grant fair market value of the underlying common stock of $2.75. The options vest 25% at the end of six months following grant and an additional 25% on each anniversary date of the grant date thereafter.

6.  NET INCOME PER COMMON SHARE

Net income per common share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The effects of dilutive convertible debt, stock options and warrants have been included in the computation for the periods presented.

7.  SUBSEQUENT EVENT - ACQUISITIONS

In March 1997 the Company signed a contract to become a reorganization plan funder of Biomedical Waste Systems, Inc. ("BioMed"). BioMed is a public company which owns, among other things, a Charlotte, N.C. medical waste incineration facility and filed Chapter 11 bankruptcy proceedings approximately two years ago. Finalization of the plan funding agreement is conditioned upon completion of due diligence by the Company and BioMed securing $6 million in long-term financing. The present timetable calls for a closing of the transaction no later than August 1, 1997.

In April 1997 the Company signed a definitive agreement to acquire Bonham Environmental Services, Inc., a privately owned holding company which, through its subsidiaries provides medical waste services. Closing is subject to certain contingencies, including completion of due diligence and receipt of audited financial statements. The Company expects to close by May 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH MARCH 31, 1996

       REVENUES. For the three months ended March 31, 1997, the Company had revenues of $5,464,720 up 23.8% from $4,414,071 for the comparable period in 1996. The increase was primarily attributable to the inclusion of revenue from the SDSSC incinerator facility, which the Company acquired in October 1996, and to the five-year agreement with Baptist Hospital of Miami to provide on-site treatment of medical waste utilizing the Company's Envirosafe TM autoclave treatment system.

       OPERATING COSTS. Consolidated operating costs amounted to $4,102,382 in the three months ended March 31, 1997 period as compared to $3,199,018 for the same period in 1996. The increase is primarily attributable to the operating costs for SDSSC's incineration facility in 1997, which the Company acquired in October 1996.

       ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses as a percentage of revenue decreased to 21.6% in the three months ended March 31, 1997 from 25.6% for the same period for 1996 primarily due to synergistic cost savings in corporate overhead that resulted from the October 1996 acquisition of SDSSC.

       OPERATING PROFIT. The Company recorded an operating profit of $179,681 for the three months ended March 31, 1997 as compared to $72,553 in the comparable 1996 period. The increase was primarily attributable to the inclusion of revenue from the SDSSC incinerator facility, which the Company acquired in October 1996, and to the five-year agreement with Baptist Hospital of Miami to provide on-site treatment of medical waste utilizing the Company's Envirosafe TM autoclave treatment system.

       OTHER, NET. Other, net decreased to an expense of $29,644 in the three months ended March 31, 1997 as compared to income of $14,713 for the same period in 1996 primarily due to the interest expense on the Debentures. The Debentures were issued on February 13, 1997.

       NET INCOME.   Net income for the first quarter of  1997 rose to
$150,037, or $.06 per share, compared to $87,266, or $.05 per share for the same period in 1996. The increase was primarily attributable to the inclusion of revenue from the SDSSC incinerator facility, which the Company acquired in October 1996, and to the five-year agreement with Baptist Hospital of Miami to provide on-site treatment of medical waste utilizing the Company's Envirosafe TM autoclave treatment system, offset partially by the 1997 interest expense on the Debentures issued on February 13, 1997. The earnings per share results were achieved based on 22% more shares outstanding in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's working capital at March 31, 1997 amounted to $2,603,501. The Company's source of cash during 1997 has primarily been the proceeds of the Debentures and the assignment with recourse of two autoclave leases that the Company obtained. During the three months ended March 31, 1997, cash increased by $747,923 to $863,977. Operating activities used $868,788 of cash, principally due to the decrease in accounts payable and accrued expenses and the increase in notes receivable related to the five- year agreement with Baptist Hospital of Miami to provide on-site treatment of medical waste utilizing the Company's Envirosafe TM autoclave treatment system. Investing activities used $450,197 in cash principally due to capital expenditure projects at SDSSC. Financing activities provided $2,066,908 of cash, principally due to the proceeds of the Debentures and the assignment with recourse of two autoclave leases to which the Company was a lessor, offset partially by the payoff of the Company's line of credit.

       In January 1997, Kover paid-off an unsecured note in the amount of $35,000. The note was related to Kover's purchase of Broward Floor Care and Supply, Inc. in June 1995.

       In February 1997, the Company entered into an agreement with a leasing company, whereby the Company assigned with recourse two autoclave leases to which it was a lessor. The leases were discounted at a rate of 9.75%. The Company received approximately $251,000, under this agreement. A portion of the proceeds from this arrangement was used to payoff $89,393 in interim loans related to the manufacture of the two autoclaves.

       On February 13, 1997, the Company completed a private placement of the 10% Convertible Redeemable Debentures due July 1, 2000 (the "Debentures") raising net proceeds of approximately $2.7 million. Interest at the rate of 10% per annum is payable semiannually on July 1 and January 1. The Debentures are convertible into shares of common stock at the holder's option any time prior to redemption or maturity at a conversion price of $3.25 in principal amount for each share of common stock. The Debentures are redeemable by the Company after December 31, 1997, but only if the Company's common stock is trading at $6.50 per share for twenty days in a thirty day period immediately prior to redemption. The Company has agreed to register the common stock underlying the Debentures within six months from the issuance of the Debentures. A portion of the proceeds from the Debentures was used to reduce the outstanding balance on the Company's line of credit.

       The Company has an agreement with a bank, whereby the Company can borrow up to $1,000,000 under a revolving line of credit. At March 31, 1997, the Company had no borrowings under the line. In May 1997, the Company's line of credit with the bank was increased by $1,000,000 to $2,000,000. Other terms and conditions of the loan remained unchanged. Substantially all of the Company's assets, other than the incineration facility, are collateral for the loan.

       In March 1997 the Company signed a contract to become a reorganization plan funder of Biomedical Waste Systems, Inc. ("BioMed"). BioMed is a public company which owns, among other things, a Charlotte, N.C. medical waste incineration facility and filed Chapter 11 bankruptcy proceedings approximately two years ago. Finalization of the plan funding agreement is conditioned upon completion of due diligence by the Company and BioMed securing $6 million in long- term financing. The present timetable calls for a closing of the transaction no later than August 1, 1997.

       In April 1997 the Company signed a definitive agreement to acquire Bonham Environmental Services, Inc., a privately owned holding company which, through its subsidiaries provides medical waste services. Closing is subject to certain contingencies, including completion of due diligence and receipt of audited financial statements. The Company will fund the cash portion of the purchase price out of its line of credit.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       South Carolina State legislation presently restricts SDSSC's Incinerator capacity for medical waste to the greater of (i) 50 tons per day or (ii) on a monthly basis, 1/12 of the estimated amount of medical waste generated within the State of South Carolina within one year. The Company is continuing a constitutional challenge against the South Carolina Department of Health and Environmental Control ("DHEC"), originally commenced by the prior owner of SDSSC's Incinerator in 1991 in the U.S. District Court of South Carolina, of the state's imposition of the limitation, as well as certain provisions of the South Carolina Infectious Waste Management Act and the regulations promulgated thereunder. At the trial level, the Company's prior owner was successful in its challenge to certain fee requirements under the regulations. However, it was not successful in having the volume limitation ruled unconstitutional and accordingly on October 1, 1996 the 50-ton medical waste limitation went into effect. Notwithstanding, the Company is pursuing the appeal of the volume limitation. The Company does not believe that the volume limitation will have a material adverse impact on its operations, since the Company anticipates the medical waste limitation to be offset by increases in special waste incineration.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

       Exhibit 11 - Statement re: computation of earnings per share

       Exhibit 27 - Financial Statement Schedule

(b) Reports on Form 8-K.

       The Company did not file a Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Med/Waste, Inc.



Date:     May 7, 1997                   /s/ Daniel A. Stauber
          -----------------             --------------------------------
                                        Daniel A. Stauber,
                                          President and Chief
                                          Executive Officer


Date:     May 7, 1997                   /s/ Michael D. Elkin
          ---------------               ---------------------------------
                                        Michael D. Elkin,
                                          Vice President and Chief
                                          Financial Officer