Form 10QSB
period 1997-06-30
MED WASTE INC
filed 1997-08-13
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997.
                                                 --------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________.


                       COMMISSION FILE NUMBER:     0-22294
                                              ----------------

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

                                 (305) 688-3931
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

The number of shares outstanding of the registrant's common stock $.001 par value as of August 10, 1997 was 2,336,166.

                        MED/WASTE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                               JUNE 30, 1997             DECEMBER 31,
                                                                                (UNAUDITED)                 1996
                                                                       ----------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                     $526,492                 $116,054
     Accounts receivable, net of allowances of $71,000 and $40,000                2,080,254                1,837,763
     Current portion of notes receivable from autoclaves                            152,306                   43,000
     Current portion of notes receivable from franchisees                         1,096,604                1,110,104
     Inventories                                                                    321,102                  273,423
     Prepaid expenses                                                               419,088                  207,944
     Other current assets                                                           214,309                       --
                                                                       ---------------------------------------------
Total current assets                                                              4,810,155                3,588,288

Notes receivable from autoclaves net of current portion                             693,837                  263,000
Notes receivable from franchisees, net of current
  portion, less allowance of $58,000 and $54,000                                  1,181,837                1,032,671
Property, plant and equipment, net                                                5,605,209                5,122,612
Intangible assets, net                                                              403,981                  398,616
Other assets                                                                        881,195                  121,250
                                                                       ---------------------------------------------
Total assets                                                                    $13,576,214              $10,526,437
                                                                       =============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                                    $2,308,982               $2,055,830
     Current portion of capital lease obligations                                   191,989                  169,427
     Current portion of notes payable                                               428,436                  929,599
     Deferred revenue on franchise sales                                             61,853                   82,441
     Customer deposits                                                               59,815                   38,564
                                                                       ---------------------------------------------
Total current liabilities                                                         3,051,075                3,275,861

Capital lease obligations, less current portion                                     364,844                  385,594
10% Convertible redeemable debentures due July 1, 2000                            3,000,000                       --
Note payable, less current portion                                                2,089,468                2,180,615
                                                                       ---------------------------------------------
                                                                                  8,505,387                5,842,070

Shareholders' equity:
     Preferred stock, $.10 par value; 4,000,000 and 1,000,000
           shares authorized; none outstanding                                           --                       --
     Common stock, $.001 Par value; 26,000,000 and 10,000,000
           shares authorized; 2,330,912 and 2,328,499
           shares issued and outstanding                                              2,331                    2,329
     Additional paid-in capital                                                   6,876,428                6,870,430
     Warrant subscriptions receivable                                              (255,768)                (288,003)
     Deficit                                                                     (1,521,507)              (1,869,732)
                                                                       ---------------------------------------------
                                                                                  5,101,484                4,715,024
   Less cost of treasury stock: 11,824 shares                                       (30,657)                 (30,657)
                                                                       ---------------------------------------------
   Total shareholders' equity                                                     5,070,827                4,684,367
                                                                       ---------------------------------------------
Total liabilities and shareholders' equity                                      $13,576,214              $10,526,437
                                                                       =============================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        MED/WASTE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30,                             JUNE 30,
                                                      ---------------------------------    -------------------------------
                                                            1997             1996                1997            1996
                                                      ---------------------------------    -------------------------------
Revenues                                                     $5,210,600      $4,253,233          $10,675,320    $8,667,305

Costs and expenses:
      Operating costs                                         3,630,708       3,120,861            7,733,090     6,339,419
      Administrative and selling expenses                     1,317,377       1,047,163            2,495,216     2,181,816
      Amortization of intangibles                                27,062          10,695               31,880        21,389
                                                      ---------------------------------    -------------------------------
            Total                                             4,975,147       4,178,719           10,260,186     8,542,624
                                                      ---------------------------------    -------------------------------

Operating profit                                                235,453          74,514              415,134       124,681

Other, net                                                      (37,268)         22,103              (66,912)       59,694
                                                      ---------------------------------    -------------------------------

Net income                                                     $198,185         $96,617             $348,222      $184,375
                                                      =================================    ===============================

Earnings per share                                                 $.09            $.05                 $.15          $.10
                                                      =================================    ===============================

Weighted average shares outstanding                           2,329,246       1,898,014            2,317,674     1,895,420
                                                      =================================    ===============================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        MED/WASTE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                               --------------------------------
                                                                                   1997                  1996
                                                                               --------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES

Net income                                                                         $348,222            $184,375

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization                                                       319,406             132,276

Provision for doubtful notes and accounts receivable                                 56,122              64,571

Insurance proceeds, net of payouts                                                  256,330                  --

Issuance of warrants for services                                                    38,233                  --

Changes in operating assets and liabilities:

Increase in accounts receivable                                                    (298,613)           (535,743)

Increase in notes receivables                                                      (926,809)           (189,474)

Increase in inventories                                                             (47,679)            (34,458)

Increase in prepaid expenses                                                       (211,144)            (90,088)

Increase in other current assets                                                   (214,309)                 --

Increase in other assets                                                            (56,541)            (27,668)

(Decrease) increase in accounts payable and accrued
expenses                                                                             (3,160)             87,672

Decrease in deferred franchise sales                                                (20,588)           (147,262)

Increase in customer deposits                                                        21,251               4,234
                                                                   --------------------------------------------
Net cash used in operating activities                                              (739,279)           (551,565)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES

Purchases of property plant and equipment, net                                     (770,138)            (62,778)

Deposits on acquisitions                                                           (429,066)                 --

Sale of fixed income investments                                                         --             238,405
                                                                   --------------------------------------------
Net cash (used in) provided by investing activities                              (1,199,204)            175,627


                        MED/WASTE, INC. AND SUBSIDIARIES

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                 -----------------------------------
                                                                                        1997                 1996
                                                                                 -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from 10% Convertible Redeemable Debentures                                  $2,692,709                   --

Proceeds from assignment of notes receivable                                            251,000                   --

(Payment of) proceeds from line of credit                                              (376,770)            $310,000

Payment of note payable - Chambers                                                     (157,500)                  --

Payoff of interim financing for autoclaves                                              (89,393)                  --

Payoff of note payable - Broward Floor                                                  (35,000)                  --

Proceeds from capital leases, net                                                        63,873               24,554

Issuance of common shares and warrants for cash                                              --               14,700
                                                                                 -----------------------------------
Net cash provided by financing activities                                             2,348,919              349,254
                                                                                 -----------------------------------

Increase (decrease) in cash and cash equivalents                                        410,438              (26,684)

Cash and cash equivalents at beginning of year                                          116,054              120,917
                                                                                 -----------------------------------
Cash and cash equivalents at end of year                                               $526,492             $ 94,233
                                                                                 ===================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest                                                 $139,076              $38,036
                                                                                 ===================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MED/WASTE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB. and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Med/Waste, Inc. (the "Company") is a holding company which, through its subsidiaries, is engaged in two businesses: medical waste management and commercial cleaning services. The medical waste management operations are conducted through Safety Disposal System, Inc. ("SDS"), Safety Disposal System of South Carolina, Inc. ("SDSSC") and Safety Disposal System of Pennsylvania, Inc. ("SDSPA"). SDS, SDSSC and SDSPA are sometimes collectively referred to herein as the "Waste Companies". SDSPA manages a medical waste autoclave treatment facility located in Marcus Hook, Pennsylvania (the "KS Facility") pending the purchase of such facility. The commercial cleaning services operations are conducted through The Kover Group, Inc. ("Kover").

Effective June 1, 1997, SDSPA assumed operational control of the KS Facility, pursuant to a management agreement with Bonham Management Group, Inc. ("BMG"), pending the closing of the purchase. SDSPA records net management fee revenue under this arrangement based on the net operating cash flows derived from the operations of the KS Facility. SDSPA is a wholly-owned subsidiary of the Company and is accounted for on a consolidated basis.

Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. The significant accounting principles are the same as those used to prepare the annual audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

2.  ACQUISITIONS.

On October 15, 1996, the Company, through its subsidiary SDSSC, purchased certain assets of Chambers Medical Technologies of South Carolina, Inc. ("Chambers"). The following unaudited pro forma consolidated results of operations for the six months ended June 30, 1996 has been prepared as if the acquisition by SDSSC had occurred at the beginning of 1996:

                PRO FORMA
                ---------

                Revenues                                     $12,154,772
                Net earnings                                    $273,889
                Net earnings per share                            $.14

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

The Company has entered into agreements to purchase the 2.9 acre industrial site located in Marcus Hook, Pennsylvania, together with related autoclave equipment used at such site, from KS Processing Company, Inc. The KS Facility is a medical waste autoclave treatment center operated by BMG, a Virginia corporation pursuant to a five (5) year management agreement with a five (5) year renewal option. The Company has also entered into an asset purchase agreement with BMG to purchase certain of the assets of BMG, including the right to manage the KS Facility. Effective June 1, 1997, SDSPA assumed operational control of the KS Facility pursuant to a management agreement with BMG, pending the closing of the purchase. SDSPA records net management fee revenue under this arrangement based on the net operating cash flows derived from the operations of the KS Facility.

The KS Facility consists of two (2) 25 ton per day autoclaves, a 10,000 square foot processing center and a 2,400 square foot administrative building. The KS Facility receives medical waste from generators located throughout New York, New Jersey, Connecticut, Pennsylvania, Maryland and Virginia and currently operates at full capacity. BMG has approximately 50 operating and management personnel. SDSPA has retained all of BMG's personnel in connection with its management agreement. The KS Facility is currently the only medical waste autoclave facility in Pennsylvania.

The Company has agreed to pay $1.4 million for the KS Facility, payable $900,000 cash at closing and the balance payable over a five (5) year period without interest. The Company has agreed to pay $600,000 in cash, plus 200,000 shares of common stock for the purchase of the assets of BMG. The Company anticipates closing the acquisitions described above in the third quarter of 1997 following approval of the transfers of the necessary operating permits. Under the terms of the above agreements, the Company has made payments of approximately $400,000 in escrow deposits and advances as of June 30, 1997.

In June 1997, the Company terminated its previously-announced contract to become a reorganization plan funder of Biomedical Waste Systems, Inc. ("Biomed") because it was unable to reach final agreement with Biomed's creditors and prospective lenders to Biomed. The Company is continuing to negotiate with the creditors for the purchase of individual assets of Biomed. Biomed filed chapter 11 bankruptcy proceedings approximately two years ago.

3.  DEBENTURES AND NOTES PAYABLE

Debentures and Notes payable consist of the following at June 30, 1997:

        10% Convertible Redeemable Debentures
                due July 1, 2000                                   $3,000,000

        Line of Credit                                                346,230

        Note payable - Chambers                                     2,171,674
                                                                   ----------
        Total notes payable                                         5,517,904

        Less: current portion                                         428,436
                                                                   ----------
        Total                                                      $5,089,468
                                                                   ==========

During the six months ended June 30, 1997 and 1996 interest expense aggregated $205,719 and $38,036, respectively.

On February 13, 1997, the Company completed a private placement of 10% Convertible Redeemable Debentures due July 1, 2000 ("the Debentures") raising net proceeds of approximately $2.7 million. Interest is payable semiannually on July 1 and January 1 of each year. The Debentures are convertible into shares of common stock at the holder's option any time prior to redemption or maturity at a conversion price of $3.25 in principal amount for each share of common stock. The Debentures are redeemable by the Company after December 31, 1997, but only if the Company's common stock is trading at $6.50 per share for twenty trading days in a thirty trading day period immediately prior to redemption. The Company registered the common stock underlying the Debentures on July 29, 1997. A portion of the proceeds from the Debentures was used to reduce the outstanding balance on the Company's line of credit.

The Company has an agreement with a bank, whereby the Company can borrow up to $2,000,000 under a revolving line of credit. At June 30, 1997, the Company had approximately $346,000 in borrowings under the line. Other terms and conditions of the loan remained unchanged. Interest is payable monthly with principal payable upon demand. The interest rate on the line of credit is prime plus 1%. Substantially all of the Company's assets other than the incineration facility, are collateral for the loan.

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

5.  STOCK OPTIONS

In April 1997 the Company granted options to two of its employees under the 1996 Employee Stock Option Plan (the "1996 Plan") to purchase an aggregate of 200,000 shares of common stock. The exercise price of the options was the fair market value of the underlying common stock at the date of grant, which was $2.75 per share. The options vest 25% at the end of six months following grant and an additional 25% on each anniversary date of the grant date thereafter.

On June 10, 1997, the Company's shareholders approved an amendment to the Company's Directors Stock Option Plan (the "Directors Plan") whereby the number of shares of Common Stock underlying future grants of options automatically granted under the Directors Plan were reduced by approximately one-half of the number of shares (the "Directors Plan Amendment"). The Directors Plan Amendment was effective as of the 1997 automatic grant date. Each Eligible Director continues to receive automatic, non-discretionary annual grants of options based upon specific criteria set forth in the Directors Plan. Effective with the 1997 grants, each Eligible Director now receives options to purchase 3,000 shares of

Common Stock for service on the Board, options to purchase 3,000 shares for service on each permanent committee (other than the Executive Committee) and options to purchase 3,000 shares for services as a committee chairman (other than the Executive Committee). Eligible Directors who serve on the Executive Committee will receive options to purchase 6,000 shares, with additional options to purchase 6,000 shares for the Chairman of the Executive Committee.

The Directors Plan Amendment is prospective in its application only and only affects options that are automatically granted on June 2, 1997 and for future years.

6.  NET INCOME PER COMMON SHARE

Weighted average shares outstanding include all common and dilutive common equivalent shares for the periods they were outstanding. The effect of dilutive stock options and warrants (common stock equivalents) have not been included in the computation for the periods presented because inclusion would have increased earnings per share.

NEW FASB PRONOUNCEMENTS. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS No. 128") which when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The Statement will be effective for the Company's December 31, 1997 financial statements.

7.  FIRE DAMAGE

On June 1, 1997, a fire occurred at the Company's incineration facility in Hampton, South Carolina. Damage occurred in various parts of the facility, causing the facility to shut down operations. During the shut down period, the Company continued to accept medical waste, re-package such waste and route the waste to other facilities for disposal, including the autoclave facility managed by the Company in Marcus Hook, Pennsylvania. Repairs on the facility were completed and the facility became fully operational on June 30, 1997.

In August 1997, the Company reached a settlement with one of its insurance companies for approximately $3.3 million. During June 1997, the Company was advanced $950,000 of such settlement and made payments of approximately $700,000 for the repair of the incineration facility and other fire related damages. The Company received the balance of the insurance settlement and will continue to make disbursements for the repair of the incineration facility and other fire related damages during the third quarter of 1997. At June 1997, the Company has recorded an approximately $250,000 liability representing the excess of insurance proceeds over payments for the repair of the incineration facility and other fire related damages to date. Such liability has been included in "Accounts payable and accrued liabilities" in the accompanying June 30, 1997 balance sheet. Any gain will be recognized upon settlement with all insurance companies.

8.  LEGAL PROCEEDINGS

Prior to July 1, 1997, the State of South Carolina restricted the Company's incineration facility's permitted incineration capacity for medical waste to the greater of (i) 50 tons per day or (ii) on a monthly basis 1/12 of the estimated amount of medical waste generated within the State of South Carolina within one year. The prior owner of the facility instituted litigation against the State of South Carolina contesting the state's imposition of the limitation, as well as certain provisions of the South Carolina Infectious Waste Management Act and the regulations promulgated thereunder. At the trial level, the Company's prior owner was successful in its challenge to certain fee requirements under the regulations. However, it was not successful in having the volume limitation ruled unconstitutional. When the Company purchased the facility, it continued the litigation on appeal. In June 1997, the Company and the State of South Carolina entered into a settlement agreement, whereby the South Carolina State Legislature approved legislation removing the limitation on medical waste and the Company dismissed all litigation related to the matter. Effective July 1, 1997, the incinerator is now permitted to incinerate up to its full 100 ton per day permitted capacity of medical waste.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH JUNE 30, 1996

         REVENUES. For the three months ended June 30, 1997, the Company had revenues of $5,210,600 up 23% from $4,253,233 for the comparable period in 1996. The second quarter results were achieved despite the fire at the Company's South Carolina medical and special waste disposal facility on June 1, 1997. While the fire kept the plant closed for 30 days, the Company continued to accept waste and diverted such waste to other facilities for treatment. The inclusion and strong performance of the facility for the first two months of the quarter, the net management fee income from the KS Processing plant in Marcus Hook, Pennsylvania, which has been under the Company's management since June 1, 1997, as well as continued sales of Envirosafe(TM) autoclaves, accounted for the growth in revenues.

         OPERATING COSTS. Consolidated operating costs amounted to $3,630,708 in the three months ended June 30, 1997 period as compared to $3,120,861 for the same period in 1996. The increase is primarily attributable to the inclusion of SDSSC's results in 1997, which the Company acquired in October 1996.

         ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses as a percentage of revenue remained unchanged at 25% in the three months ended June 30, 1997 as compared to the same period for 1996.

         OPERATING PROFIT. The Company recorded an operating profit of $235,453 for the three months ended June 30, 1997 as compared to $74,514 in the comparable 1996 period. The increase was primarily attributable to the inclusion of revenue from the SDSSC incinerator facility, which the Company acquired in October 1996, the net management fee income from the KS Processing plant in Marcus Hook, Pennsylvania, which has been under the Company's management since June 1, 1997, as well as continued sales of Envirosafe(TM) autoclaves, accounted for the growth.

         OTHER, NET. Other, net decreased to an expense of ($37,268) in the three months ended June 30, 1997 as compared to income of $22,103 for the same period in 1996 primarily due to the interest expense on the Debentures. The Debentures were issued on February 13, 1997.

         NET INCOME. Net income for the second quarter of 1997 rose to $198,185, or $.09 per share, compared to $96,617, or $.05 per share for the same period in 1996. The increase was primarily attributable to the inclusion of revenue from the SDSSC incinerator facility, which the Company acquired in October 1996, the net management fee income from the KS Processing plant in Marcus Hook, Pennsylvania, as well as continued sales of Envirosafe(TM) autoclaves, offset partially by the 1997 interest expense on the Debentures issued on February 13, 1997. The earnings per share results were achieved based on 23% more shares outstanding in fiscal 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH JUNE 30, 1996

         REVENUES. For the six months ended June 30, 1997, the Company had revenues of $10,675,320 up 23.2% from $8,667,305 for the comparable period in 1996. The increase was primarily attributable to the inclusion of revenue from the SDSSC incinerator facility, the net management fee income from the KS Processing plant, as well as continued sales of Envirosafe(TM) autoclaves, accounted for the growth in revenues.

         OPERATING COSTS. Consolidated operating costs amounted to $7,733,090 in the six months ended June 30, 1997 period as compared to $6,339,419 for the same period in 1996. The increase is primarily attributable to the inclusion of South Carolina incinerator's results in 1997.

         ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses as a percentage of revenue decreased to 23.4% in the six months ended June 30, 1997 from 25.2% for the same period for 1996 primarily due to synergistic cost savings in corporate overhead that resulted from the October 1996 acquisition of SDSSC.

         OPERATING PROFIT. The Company recorded an operating profit of $415,134 for the six months ended June 30, 1997 as compared to $124,681 in the comparable 1996 period. The increase was primarily attributable to the inclusion of revenue from the SDSSC incinerator facility, the net management fee income from the KS Processing plant, as well as continued sales of Envirosafe(TM) autoclaves, accounted for the growth.

         OTHER, NET. Other, net decreased to an expense of ($66,912) in the six months ended June 30, 1997 as compared to income of $59,694 for the same period in 1996 primarily due to the interest expense on the Debentures. The Debentures were issued on February 13, 1997.

         NET INCOME. Net income for the first quarter of 1997 rose to $348,222, or $.15 per share, compared to $184,375, or $.10 per share for the same period in 1996. The increase was primarily attributable to the inclusion of revenue from the SDSSC incinerator facility, the net management fee income from the KS Processing plant, as well as continued sales of Envirosafe(TM) autoclaves, offset partially by the 1997 interest expense on the Debentures issued on February 13, 1997. The earnings per share results were achieved based on 22% more shares outstanding in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at June 30, 1997 amounted to $1,759,080 compared to $312,427 at December 31, 1996. During the six months ended June 30, 1997, cash increased by $410,438 to $526,492. The Company's source of cash during 1997 has primarily been the proceeds of the Debentures, the assignment with recourse of two autoclave leases to which the Company was a lessor, and approximately $250,000 in advance insurance proceeds net of payments for incineration repair and fire related damages (see discussion of fire damages and insurance proceeds below). Operating activities used $739,279 of cash, principally due to the increase in accounts receivable and prepaid expenses related to the net management fee income from the KS Processing plant in Marcus Hook, Pennsylvania, which has been under Med/Waste management since June 1, 1997; and the increase in notes receivable related to the five-year agreement with Baptist Hospital of Miami to provide on-site treatment of medical waste utilizing the Company's Envirosafe(TM) autoclave treatment system, offset partially by advance insurance proceeds net of payments for incineration repair and fire related damages (see discussion of fire damages and insurance proceeds below). Investing activities used $1,199,204 in cash principally due to capital expenditure projects at SDSSC and deposits on acquisitions; and Financing activities provided $2,348,919 of cash, principally due to the proceeds of the Debentures; the assignment with recourse of two autoclave leases to which the Company was a lessor and payments on the Company's line of credit.

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

         On February 13, 1997, the Company completed a private placement of the Debentures raising net proceeds of approximately $2.7 million. Interest is payable semiannually on July 1 and January 1 of each year. The Debentures are convertible into shares of common stock at the holder's option any time prior to redemption or maturity at a conversion price of $3.25 in principal amount for each share of common stock. The Debentures are redeemable by the Company after December 31, 1997, but only if the Company's common stock is trading at $6.50 per share for twenty trading days in a thirty trading day period immediately prior to redemption. A portion of the proceeds from the Debentures was used to reduce the outstanding balance on the Company's line of credit.

         The Company has an agreement with a bank, whereby the Company can borrow up to $2,000,000 under a revolving line of credit. At June 30, 1997, the Company had approximately $346,000 in borrowings under the line. Other terms and conditions of the loan remained unchanged. Substantially all of the Company's assets, other than the incineration facility, are collateral for the loan.

         The Company has entered into agreements to purchase a 2.9 acre industrial site located in Marcus Hook, Pennsylvania, together with related autoclave equipment used at such site, from K.S. Processing Company, Inc. (The "KS Facility"). The KS Facility is a medical waste autoclave treatment center operated by Bonham Management Group, Inc. ("BMG"), a Virginia corporation pursuant to a five (5) year management agreement with a five (5) year renewal option. The Company has also entered into an asset purchase agreement with BMG to purchase certain of the assets of BMG, including the right to manage the KS Facility. Effective June 1, 1997, SDSPA assumed operational control of the KS Facility pursuant to a management agreement with BMG, pending the closing of the purchase. SDSPA records net management fee revenue under this arrangement based on the net operating cash flow derived from the operations of the KS Facility.

         The KS Facility consists of two (2) 25 ton per day autoclaves, a 10,000 square foot processing center and a 2,400 square foot administrative building. The KS Facility receives medical waste from generators located throughout New York, New Jersey, Connecticut, Pennsylvania, Maryland and Virginia and currently operates at full capacity. The Company has retained BMG's approximately 50 operating and management personnel in connection with the management agreement. The KS Facility is currently the only medical waste autoclave facility in Pennsylvania.

         The Company has agreed to pay $1.4 million for the KS Facility, payable $900,000 cash at closing and the balance payable over a five (5) year period without interest. The Company has agreed to pay $600,000 in cash, plus 200,000 shares of Common Stock for the purchase of the assets of BMG. The Company anticipates closing the acquisitions described above in the third quarter of 1997 following approval of the transfers of the necessary operating permits. Under the terms of the above agreements, the Company has made payments of approximately $400,000 in escrow deposits and advances as of June 30, 1997 from internally generated working capital.

         In June 1997, the Company terminated its previously-announced contract to become a reorganization plan funder of Biomedical Waste Systems, Inc. ("Biomed") because it was unable to reach final agreement with Biomed's creditors and prospective lenders to Biomed. The Company is planning to continue to negotiate with the creditors for the purchase of individual assets of Biomed. Biomed filed chapter 11 bankruptcy proceedings approximately two years ago.

         On June 1, 1997, a fire occurred at the Company's incineration facility in Hampton, South Carolina. Damage occurred in various parts of the facility, causing the facility to shut down operations. During the shut down period, the Company continued to accept medical waste, re-package such waste and route the waste to other facilities for disposal, including the autoclave facility managed by the Company in Marcus Hook, Pennsylvania. Repairs on the facility were completed and the facility became fully operational on June 30, 1997.

         In August 1997, the Company reached a settlement with one of its insurance companies for approximately $3.3 million. During June 1997, the Company was advanced $950,000 of such settlement and made payments of approximately $700,000 for the repair of the incineration facility and other fire related damages. The Company received the balance of the insurance settlement and will continue to make disbursements for the repair of the incineration facility and other fire related damages during the third quarter of 1997. At June 1997, the Company has recorded an approximately $250,000 liability representing the excess of insurance proceeds over disbursements for the repair of the incineration facility and other fire related damages to date. Such liability has been included in "Accounts payable and accrued liabilities" in the accompanying June 30, 1997 balance sheet. Any gain will be recognized upon settlement with all insurance companies.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Prior to July 1, 1997, the State of South Carolina restricted the Company's incineration facility's permitted incineration capacity for medical waste to the greater of (i) 50 tons per day or (ii) on a monthly basis 1/12 of the estimated amount of medical waste generated within the State of South Carolina within one year. The prior owner of the facility instituted litigation against the State of South Carolina contesting the state's imposition of the limitation, as well as certain provisions of the South Carolina Infectious Waste Management Act and the regulations promulgated thereunder. The Company's prior owner was successful in its challenge to certain fee requirements under the regulations. However, it was not successful in having the volume limitation ruled unconstitutional. When the Company purchased the facility, it continued the litigation on appeal. In June 1997, the Company and the State of South Carolina entered into a settlement agreement, whereby the South Carolina State Legislature approved legislation removing the limitation on medical waste and the Company dismissed all litigation related to the matter. Effective July 1, 1997, the incinerator is now permitted to incinerate up to its full 100 ton per day permitted capacity of medical waste.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

The Company held its 1997 annual meeting of shareholders on June 10, 1997 (the "Annual Meeting"). At the Annual Meeting, the Company's shareholders voted on the following matters: (a) election of directors; (b) to amend the Company's Certificate of Incorporation in order to increase the number of authorized shares of Common and Preferred Stock; (c) to amend the Company's Certificate of Incorporation to provide for a Staggered Board of Directors; and (d) to amend the Company's Directors Stock Option Plan.

Seven (7) directors were elected at the Annual Meeting with the votes as indicated below:

                                                                 NON-
    NAME                IN FAVOR       AGAINST     WITHHELD      VOTE
    ----                --------       -------     --------      ----

Milton J. Wallace      1,902,572         --         24,711         -
Daniel A. Stauber      1,902,572         --         24,711         -
Arthur G. Shapiro      1,899,793         --         27,490         -
Richard Green          1,902,572         --         24,711         -
Phillip W. Kubec       1,902,572         --         24,711         -
William D. Dolan       1,902,572         --         24,711         -
Kendrick Meek          1,902,222         --         25,061         -

The increase in authorized Common and Preferred Stock was approved by shareholders at the Annual Meeting by the following vote:

                           For                       1,166,955
                           Against                      44,276
                           Withheld                      6,100
                           Not voted                   709,952

The Staggered Board of Directors was approved at the Annual Meeting by the following vote:

                           For                       1,180,760
                           Against                      22,121
                           Withheld                     14,450
                           Not voted                   709,952

The amendment to the Company's Directors Stock Option Plan was approved at the Annual Meeting by the following vote:

                           For                       1,853,577
                           Against                      57,006
                           Withheld                     16,700
                           Not voted                        --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

         Exhibit 11 - Statement re: computation of earnings per share

         Exhibit 27 - Financial Statement Schedule

(b) Reports on Form 8-K.

         The Company did not file a Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Med/Waste, Inc.




Date:       August 11, 1997                      /s/ Daniel A. Stauber
            --------------------------           -------------------------------
                                                 Daniel A. Stauber,
                                                    President and Chief
                                                    Executive Officer




Date:       August 11, 1997                      /s/ Michael D. Elkin
            -------------------------            -------------------------------
                                                 Michael D. Elkin,
                                                    Vice President and Chief
                                                    Financial Officer