Form 10QSB/A
period 1997-06-30
MED WASTE INC
filed 1997-09-11
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


(Mark One)




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________.

                         COMMISSION FILE NUMBER: 0-22294


                                 MED/WASTE, INC.
--------------------------------------------------------------------------------
                     (Exact Name of Small Business Issuer as
                            Specified in its Charter)


                Delaware                                 65-0297759
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)


            3890 N.W. 132nd Street, Suite K, Opa Locka, Florida 33054
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (305) 688 - 3931
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ----   ----

The number of shares outstanding of the registrant's common stock $.001 par value as of August 10, 1997 was 2,336,166.

                        MED/WASTE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                           JUNE 30, 1997       DECEMBER 31,
                                                                            (UNAUDITED)            1996
                                                                           -------------       ------------
ASSETS

Current assets:

     Cash and cash equivalents                                              $    526,492       $    116,054
     Accounts receivable, net of allowances of $71,000 and $40,000             2,080,254          1,837,763
     Current portion of notes receivable from autoclaves                         152,306             43,000
     Current portion of notes receivable from franchisees                      1,096,604          1,110,104
     Inventories                                                                 321,102            273,423
     Prepaid expenses                                                            419,088            207,944
     Other current assets                                                        214,309                 --
                                                                            ------------       ------------
Total current assets                                                           4,810,155          3,588,288

Notes receivable from autoclaves net of current portion                          693,837            263,000
Notes receivable from franchisees, net of current
     portion, less allowance of $58,000 and $54,000                            1,181,837          1,032,671
Property, plant and equipment, net                                             5,605,209          5,122,612
Intangible assets, net                                                           403,981            398,616
Other assets                                                                     881,195            121,250
                                                                            ------------       ------------
Total assets                                                                $ 13,576,214       $ 10,526,437
                                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                               $  2,308,982       $  2,055,830
     Current portion of capital lease obligations                                191,989            169,427
     Current portion of notes payable                                            428,436            929,599
     Deferred revenue on franchise sales                                          61,853             82,441
     Customer deposits                                                            59,815             38,564
                                                                            ------------       ------------
Total current liabilities                                                      3,051,075          3,275,861

Capital lease obligations, less current portion                                  364,844            385,594
10% Convertible Redeemable Debentures due July 1, 2000                         3,000,000                 --
Note payable, less current portion                                             2,089,468          2,180,615
                                                                            ------------       ------------
                                                                               8,505,387          5,842,070

Shareholders' equity:
     Preferred stock, $. 10 Par value; 4,000,000 and 1,000,000
           shares authorized; none outstanding                                        --                 --
     Common stock, $.001 Par value; 26,000,000 and 10,000,000
           shares authorized; 2,330,912 and 2,328,499
           shares issued and outstanding                                           2,331              2,329
     Additional paid-in capital                                                6,876,428          6,870,430
     Warrant subscriptions receivable                                           (255,768)          (288,003)
     Deficit                                                                  (1,521,507)        (1,869,732)
                                                                            ------------       ------------
                                                                               5,101,484          4,715,024
   Less cost of treasury stock: 11,824 shares                                    (30,657)           (30,657)
                                                                            ------------       ------------
   Total shareholders' equity                                                  5,070,827          4,684,367
                                                                            ------------       ------------
Total liabilities and shareholders' equity                                  $ 13,576,214       $ 10,526,437
                                                                            ============       ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        MED/WASTE, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     JUNE 30,                            JUNE 30,
                                                        -------------------------------      -------------------------------
                                                            1997               1996              1997               1996
                                                        ------------       ------------      ------------       ------------
Revenues                                                $  5,210,600       $  4,253,233      $ 10,675,320       $  8,667,305

Costs and expenses:
      Operating costs                                      3,630,708          3,120,861         7,733,090          6,339,419
      Administrative and selling expenses                  1,317,377          1,047,163         2,495,216          2,181,816
      Amortization of intangibles                             27,062             10,695            31,880             21,389
                                                        ------------       ------------      ------------       ------------
            Total                                          4,975,147          4,178,719        10,260,186          8,542,624
                                                        ------------       ------------      ------------       ------------

Operating profit                                             235,453             74,514           415,134            124,681

Other, net                                                   (37,268)            22,103           (66,912)            59,694
                                                        ------------       ------------      ------------       ------------

Net income                                              $    198,185       $     96,617      $    348,222       $    184,375
                                                        ============       ============      ============       ============


Earnings per share - primary                            $        .07       $        .05      $        .12       $        .09
                                                        ============       ============      ============       ============
Earnings per share - fully diluted                      $        .07       $        .05      $        .12       $        .09
                                                        ============       ============      ============       ============

Weighted average shares outstanding - primary              3,350,295          2,690,861         3,349,818          2,688,267
                                                        ============       ============      ============       ============
Weighted average shares outstanding - fully
diluted                                                    4,273,372          2,690,861         4,272,895          2,688,267
                                                        ============       ============      ============       ============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        MED/WASTE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                               SIX MONTHS ENDED JUNE 30,
                                                                            -----------------------------
                                                                               1997               1996
                                                                            -----------       -----------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income                                                                  $   348,222       $   184,375
Adjustments to reconcile net income to net cash
  used in operating activities:
Depreciation and amortization                                                   319,406           132,276
Provision for doubtful notes and accounts receivable                             56,122            64,571
Insurance proceeds, net of payouts                                              256,330                --
Issuance of warrants for services                                                38,233                --
Changes in operating assets and liabilities:
Increase in accounts receivable                                                (298,613)         (535,743)
Increase in notes receivables                                                  (926,809)         (189,474)
Increase in inventories                                                         (47,679)          (34,458)
Increase in prepaid expenses                                                   (211,144)          (90,088)
Increase in other current assets                                               (214,309)               --
Increase in other assets                                                        (56,541)          (27,668)
(Decrease) increase in accounts payable and
  accrued expenses                                                               (3,160)           87,672
Decrease in deferred franchise sales                                            (20,588)         (147,262)
Increase in customer deposits                                                    21,251             4,234
                                                                            -----------       -----------
Net cash used in operating activities                                          (739,279)         (551,565)

CASH FLOWS (USED IN) PROVIDED BY  INVESTING ACTIVITIES
Purchases of property plant and equipment, net                                 (770,138)          (62,778)
Deposits on acquisitions                                                       (429,066)               --
Sale of fixed income investments                                                     --           238,405
                                                                            -----------       -----------
Net cash (used in) provided by investing activities                          (1,199,204)          175,627




                        MED/WASTE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                    SIX MONTHS ENDED JUNE 30,
                                                                  -----------------------------
                                                                     1997               1996
                                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from 10% Convertible Redeemable Debentures               $ 2,692,709                --
Proceeds from assignment of notes receivable                          251,000                --
(Payment of) proceeds from line of credit                            (376,770)      $   310,000
Payment of note payable - Chambers                                   (157,500)               --
Payoff of interim financing for autoclaves                            (89,393)               --
Payoff of note payable - Broward Floor                                (35,000)               --
Proceeds from capital leases, net                                      63,873            24,554
Issuance of common shares and warrants for cash                            --            14,700
                                                                  -----------       -----------
Net cash provided by financing activities                           2,348,919           349,254
                                                                  -----------       -----------

Increase (decrease) in cash and cash equivalents                      410,438           (26,684)
Cash and cash equivalents at beginning of year                        116,054           120,917
                                                                  -----------       -----------
Cash and cash equivalents at end of year                          $   526,492       $    94,233
                                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest                            $   139,076       $    38,036
                                                                  ===========       ===========




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

Med/Waste, Inc. (the "Company") is a holding company which, through its subsidiaries, is engaged in two businesses: medical waste management and commercial cleaning services. The medical waste management operations are conducted through Safety Disposal System, Inc. ("SDS"), Safety Disposal System of South Carolina, Inc. ("SDSSC") and Safety Disposal System of Pennsylvania, Inc. ("SDSPA"). SDS, SDSSC and SDSPA are sometimes collectively referred to herein as the "Waste Companies". SDSPA manages a medical waste autoclave treatment facility located in Marcus Hook, Pennsylvania (the "KS Facility") pending the possible purchase of such facility. The commercial cleaning services operations are conducted through The Kover Group, Inc. ("Kover").

Effective June 1, 1997, SDSPA assumed operational control of the KS Facility, pursuant to a management agreement with Bonham Management Group, Inc. ("BMG"), pending the closing of the purchase, if any ( see Note 2 to Notes to Consolidated Financial Statements). SDSPA records net management fee revenue under this arrangement based on the net operating cash flows derived from the operations of the KS Facility. SDSPA is a wholly-owned subsidiary of the Company and is accounted for on a consolidated basis.

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

2. ACQUISITIONS.

On October 15, 1996, the Company, through its subsidiary SDSSC, purchased certain assets of Chambers Medical Technologies of South Carolina, Inc. ("Chambers"). The following unaudited pro forma consolidated results of operations for the six months ended June 30, 1996 has been prepared as if the acquisition by SDSSC had occurred at the beginning of 1996:


            PRO FORMA
            Revenues                                 $12,154,772
            Net earnings                             $   273,889
            Net earnings per share                   $       .14

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

The Company has entered into agreements to purchase the 2.9 acre industrial site located in Marcus Hook, Pennsylvania, together with related autoclave equipment used at such site, from KS Processing Company, Inc. The KS Facility is a medical waste autoclave treatment center operated by BMG, a Virginia corporation pursuant to a five (5) year management agreement with a five (5) year renewal option. The Company has also entered into an asset purchase agreement with BMG to purchase certain of the assets of BMG, including the right to manage the KS Facility. The closing on each of the purchase agreements are subject to certain contingencies, including the transfer of operating permits, and completion of environmental studies satisfactory to the Company. Effective June 1, 1997, SDSPA assumed operational control of the KS Facility pursuant to a management agreement with BMG, pending the closing of the purchase. SDSPA records net management fee revenue under this arrangement based on the net operating cash flows derived from the operations of the KS Facility.

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

The Company has agreed to pay $1.4 million for the KS Facility, payable $900,000 cash at closing and the balance payable over a five (5) year period without interest. The Company has agreed to pay $600,000 in cash, plus 200,000 shares of common stock for the purchase of the assets of BMG. The Company anticipates closing the acquisitions described above, if at all, following approval of the transfers of the necessary operating permits. Under the terms of the above agreements, the Company has made payments of approximately $400,000 in escrow deposits and advances as of June 30, 1997.

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

6. NET INCOME PER COMMON SHARE

Weighted average shares outstanding include all common and dilutive common equivalent shares for the periods they were outstanding. The effect of stock options and warrants (common stock equivalents) have been included in the computation for the periods presented (see Exhibit 11).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH JUNE 30, 1996

         REVENUES. For the three months ended June 30, 1997, the Company had revenues of $5,210,600 up 23% from $4,253,233 for the comparable period in 1996. The second quarter results were achieved despite the fire at the Company's South Carolina medical and special waste disposal facility on June 1, 1997. While the fire kept the plant closed for 30 days, the Company continued to accept waste and diverted such waste to other facilities for treatment. The inclusion and strong performance of the facility for the first two months of the quarter, the net management fee income from the KS Processing plant in Marcus Hook, Pennsylvania, which has been under the Company's management since June 1, 1997, as well as continued sales of Envirosafe TM autoclaves, accounted for the growth in revenues.

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

         OPERATING PROFIT. The Company recorded an operating profit of $235,453 for the three months ended June 30, 1997 as compared to $74,514 in the comparable 1996 period. The increase was primarily attributable to the inclusion of revenue from the SDSSC incinerator facility, which the Company acquired in October 1996, the net management fee income from the KS Processing plant in Marcus Hook, Pennsylvania, which has been under the Company's management since June 1, 1997, as well as continued sales of Envirosafe TM autoclaves, accounted for the growth.

         OTHER, NET. Other, net decreased to an expense of ($37,268) in the three months ended June 30, 1997 as compared to income of $22,103 for the same period in 1996 primarily due to the interest expense on the Debentures. The Debentures were issued on February 13, 1997.

         NET INCOME. Net income for the second quarter of 1997 rose to $198,185, or $.07 per share, compared to $96,617, or $.05 per share for the same period in 1996. The increase was primarily attributable to the inclusion of revenue from the SDSSC incinerator facility, which the Company acquired in October 1996, the net management fee income from the KS Processing plant in Marcus Hook, Pennsylvania, as well as continued sales of Envirosafe TM autoclaves, offset partially by the 1997 interest expense on the Debentures issued on February 13, 1997. The earnings per share results were achieved based on 23% more shares outstanding in fiscal 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH JUNE 30, 1996

         REVENUES. For the six months ended June 30, 1997, the Company had revenues of $10,675,320 up 23.2% from $8,667,305 for the comparable period in 1996. The increase was primarily attributable to the inclusion of revenue from the SDSSC incinerator facility, the net management fee income from the KS Processing plant, as well as continued sales of Envirosafe TM autoclaves, accounted for the growth in revenues.

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

         OPERATING PROFIT. The Company recorded an operating profit of $415,134 for the six months ended June 30, 1997 as compared to $124,681 in the comparable 1996 period. The increase was primarily attributable to the inclusion of revenue from the SDSSC incinerator facility, the net management fee income from the KS Processing plant, as well as continued sales of Envirosafe TM autoclaves, accounted for the growth.

         OTHER, NET. Other, net decreased to an expense of ($66,912) in the six months ended June 30, 1997 as compared to income of $59,694 for the same period in 1996 primarily due to the interest expense on the Debentures. The Debentures were issued on February 13, 1997.

         NET INCOME. Net income for the first quarter of 1997 rose to $348,222, or $.12 per share, compared to $184,375, or $.09 per share for the same period in 1996. The increase was primarily attributable to the inclusion of revenue from the SDSSC incinerator facility, the net management fee income from the KS Processing plant, as well as continued sales of Envirosafe TM autoclaves, offset partially by the 1997 interest expense on the Debentures issued on February 13, 1997. The earnings per share results were achieved based on 22% more shares outstanding in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at June 30, 1997 amounted to $1,759,080 compared to $312,427 at December 31, 1996. During the six months ended June 30, 1997, cash increased by $410,438 to $526,492. The Company's source of cash during 1997 has primarily been the proceeds of the Debentures, the assignment with recourse of two autoclave leases to which the Company was a lessor, and approximately $250,000 in advance insurance proceeds net of payments for incineration repair and fire related damages (see discussion of fire damages and insurance proceeds below). Operating activities used $739,279 of cash, principally due to the increase in accounts receivable and prepaid expenses related to the net management fee income from the KS Processing plant in Marcus Hook, Pennsylvania, which has been under Med/Waste management since June 1, 1997; and the increase in notes receivable related to the five-year agreement with Baptist Hospital of Miami to provide on-site treatment of medical waste utilizing the Company's Envirosafe TM autoclave treatment system, offset partially by advance insurance proceeds net of payments for incineration repair and fire related damages (see discussion of fire damages and insurance proceeds below). Investing activities used $1,199,204 in cash principally due to capital expenditure projects at SDSSC and deposits on acquisitions; and Financing activities provided $2,348,919 of cash, principally due to the proceeds of the Debentures; the assignment with recourse of two autoclave leases to which the Company was a lessor and payments on the Company's line of credit.

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

         The Company has entered into agreements to purchase a 2.9 acre industrial site located in Marcus Hook, Pennsylvania, together with related autoclave equipment used at such site, from K.S. Processing Company, Inc. (The "KS Facility"). The KS Facility is a medical waste autoclave treatment center operated by Bonham Management Group, Inc. ("BMG"), a Virginia corporation pursuant to a five (5) year management agreement with a five (5) year renewal option. The Company has also entered into an asset purchase agreement with BMG to purchase certain of the assets of BMG, including the right to manage the KS Facility. The closing of such purchase is subject to certain contengencies including transfer of operating permits and environmental studies satisfactory to the Company. Effective June 1, 1997, SDSPA assumed operational control of the KS Facility pursuant to a management agreement with BMG, pending the closing of the purchase. SDSPA records net management fee revenue under this arrangement based on the net operating cash flow derived from the operations of the KS Facility.

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

         The Company has agreed to pay $1.4 million for the KS Facility, payable $900,000 cash at closing and the balance payable over a five (5) year period without interest. The Company has agreed to pay $600,000 in cash, plus 200,000 shares of Common Stock for the purchase of the assets of BMG. The Company anticipates closing the acquisitions described above following approval of the transfers of the necessary operating permits. Under the terms of the above agreements, the Company has made payments of approximately $400,000 in escrow deposits and advances as of June 30, 1997 from internally generated working capital.

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

                                             Med/Waste, Inc.



Date:     September 10, 1997                 /s/ Daniel A. Stauber
          -------------------------          ---------------------------
                                             Daniel A. Stauber,
                                                President and Chief
                                                Executive Officer


Date:     September 10, 1997                 /s/ Michael D. Elkin
          -------------------------          ---------------------------
                                             Michael D. Elkin,
                                               Vice President and Chief
                                                Financial Officer