Form 10QSB
period 1997-09-30
MED WASTE INC
filed 1997-11-14
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended SEPTEMBER 30, 1997.


                                       OR


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from _______________ to _______________.


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
--------------------------------------------------------------------------------
 (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)


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

The number of shares outstanding of the registrant's common stock $.001 par value as of November 12, 1997 was 3,942,040.

                        MED/WASTE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                        1997               1996
                                                                    ------------       ------------
                                                                    (UNAUDITED)
ASSETS

Current Assets:
     Cash And Cash Equivalents                                      $  2,149,129       $    116,054
     Accounts Receivable, Net Of Allowances Of $121,000
            And $40,000                                                3,643,650          1,837,763
     Current Portion Of Notes Receivable From Autoclaves                 152,306             43,000
     Current Portion Of Notes Receivable From Franchisees              1,096,604          1,110,104
     Inventories                                                         171,869            273,423
     Prepaid Expenses                                                    422,192            207,944
     Other Current Assets                                                342,246                 --
                                                                    ------------       ------------
Total Current Assets                                                   7,977,996          3,588,288

Notes Receivable From Autoclaves Net Of Current Portion                  693,837            263,000
Notes Receivable From Franchisees, Net Of Current
     Portion, Less Allowance Of $100,000 And $54,000                   1,330,388          1,032,671
Property, Plant And Equipment, Net                                     4,926,886          5,122,612
Intangible Assets, Net                                                 1,901,519            398,616
Other Assets                                                             798,822            121,250
                                                                    ------------       ------------
Total Assets                                                          17,629,448       $ 10,526,437
                                                                    ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable And Accrued Liabilities                       $  1,014,570       $  2,055,830
     Current Portion Of Capital Lease Obligations                        525,866            169,427
     Current Portion Of Notes Payable                                  2,532,993            929,599
     Deferred Revenue On Franchise Sales                                  56,853             82,441
     Customer Deposits                                                    59,694             38,564
                                                                    ------------       ------------
Total Current Liabilities                                              4,189,976          3,275,861

Capital Lease Obligations, Less Current Portion                          685,951            385,594
10% Convertible Redeemable Debentures Due July 1, 2000                 3,000,000                 --
Note Payable, Less Current Portion                                     2,061,256          2,180,615
                                                                    ------------       ------------
                                                                       9,937,183          5,842,070

Shareholders' Equity:

     Preferred Stock, $. 10 Par Value; 4,000,000 And 1,000,000
           Shares Authorized; None Outstanding                                --                 --
    Preferred Stock, $.01 Par Value; 40,000 And No Shares
       Authorized; 24,310 Outstanding                                        243                 --
     Common Stock, $.001 Par Value; 26,000,000 And 10,000,000
           Shares Authorized; 2,491,748 And 2,328,499
           Shares Issued And Outstanding                                   2,491              2,329
     Additional Paid-In Capital                                        9,053,676          6,870,430
     Warrant Subscriptions Receivable                                   (187,895)          (288,003)
     Deficit                                                          (1,145,593)        (1,869,732)
                                                                    ------------       ------------
                                                                       7,722,922          4,715,024
   Less Cost Of Treasury Stock: 11,824 Shares                            (30,657)           (30,657)
                                                                    ------------       ------------
   Total Shareholders' Equity                                          7,692,265          4,684,367
                                                                    ------------       ------------
Total Liabilities And Shareholders' Equity                          $ 17,629,448       $ 10,526,437
                                                                    ============       ============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        MED/WASTE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                            SEPTEMBER 30,                           SEPTEMBER 30,
                                                  -------------------------------       -------------------------------
                                                      1997               1996               1997                1996
                                                  ------------       ------------       ------------       ------------
Revenues                                          $  5,400,744       $  4,024,289       $ 16,076,376       $ 12,691,595

Costs and expenses:

      Operating costs                                3,722,453          2,945,416         11,487,361          9,284,837
      Administrative and selling expenses            1,181,362          1,105,427          3,645,073          3,287,233
      Amortization of intangibles                       27,507             10,695             59,381             32,084
                                                  ------------       ------------       ------------       ------------
            Total                                    4,931,322          4,061,538         15,191,815         12,604,154
                                                  ------------       ------------       ------------       ------------

Operating profit (loss)                                469,422            (37,249)           884,561             87,441

Other, net                                             (93,510)           (12,061)          (160,422)            47,634
                                                  ------------       ------------       ------------       ------------

Net income (loss)                                 $    375,912       $    (49,310)      $    724,139       $    135,075
                                                  ============       ============       ============       ============
Earnings (loss) per share:

     Primary earnings (loss) per share            $        .10       $       (.01)      $        .17       $        .07
                                                  ============       ============       ============       ============
     Fully diluted earnings (loss) per share      $        .09       $       (.01)      $        .17       $        .07
                                                  ============       ============       ============       ============

Weighted average shares outstanding - primary        4,654,849          2,991,799          4,496,137          2,691,618
                                                  ============       ============       ============       ============

Weighted average shares outstanding -
     fully diluted                                   5,680,490          2,991,799          5,521,778          2,691,618
                                                  ============       ============       ============       ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        MED/WASTE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                          1997            1996
                                                                       ---------       ---------
CASH FLOWS USED IN OPERATING ACTIVITIES

Net income                                                             $ 724,139       $ 135,075
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization                                            458,362         196,817
Provision for doubtful notes and accounts receivable                     115,346         133,365
Insurance proceeds                                                     3,258,600              --
Issuance of warrants for services                                         38,233              --
Changes in operating assets and liabilities:

Increase in accounts receivable                                       (1,387,758)       (547,316)
Increase in notes receivables                                         (1,013,485)       (288,147)
Decrease (increase) in inventories                                       101,554         (42,244)
Increase in prepaid expenses                                            (158,248)       (127,111)
Increase in other current assets                                        (342,246)             --
Increase in other assets                                              (2,029,417)        (23,906)
(Decrease) increase in accounts payable and accrued
expenses                                                              (1,041,260)         46,257
Decrease in deferred franchise sales                                     (25,588)       (270,868)
Increase in customer deposits                                             21,130          11,896
                                                                      ----------       ---------
Net cash used in operating activities                                 (1,280,638)       (776,182)

CASH FLOWS (USED IN) PROVIDED BY  INVESTING ACTIVITIES

Write off of Equipment for Fire Damage                                 3,258,600              --
Purchases of property plant and equipment, net                        (2,749,609)        (77,083)
Payment for purchase of Environmental Waste Reduction (EWR)           (1,825,000)             --
Increase of net assets and liabilities of EWR                         (1,840,508)             --
Sale of fixed income investments                                              --         750,238
                                                                       ---------       ---------
Net cash (used in) provided by investing activities                   (3,156,517)        678,155




                        MED/WASTE, INC. AND SUBSIDIARIES

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------
                                                             1997              1996
                                                         -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds From 10% Convertible Redeemable Debentures      $ 2,692,709                --
Proceeds From Assignment Of Notes Receivable                 251,000                --
(Payment Of) Proceeds From Line Of Credit                 (1,197,406)      $  (119,599)
Payment Of Note Payable - Chambers                          (210,000)               --
Payoff Of Interim Financing For Autoclaves                   (89,393)               --
Payoff Of Note Payable - Broward Floor                       (35,000)               --
Proceeds From Capital Leases, Net                            479,857           (17,914)
Proceeds From Common Shares And Preferred Shares           2,183,651           716,221
                                                         -----------       -----------
Net Cash Provided By Financing Activities                  6,470,230           578,708
                                                         -----------       -----------

Increase (Decrease) In Cash And Cash Equivalents           2,033,075           480,681
Cash And Cash Equivalents At Beginning Of Year               116,054           120,917
                                                         -----------       -----------
Cash And Cash Equivalents At End Of Year                 $ 2,149,129       $   601,598
                                                         ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


CASH PAID DURING THE YEAR FOR INTEREST                   $   300,000       $    54,000
                                                         ===========       ===========
ISSUANCE OF COMMON STOCK FOR NOTES RECEIVABLE            $         0           288,000
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

Med/Waste, Inc. (the "Company") is a holding company which, through its subsidiaries, is engaged in two businesses: medical waste management and commercial cleaning services. The medical waste management operations are conducted through Safety Disposal System, Inc. ("SDS"), Safety Disposal System of South Carolina, Inc. ("SDSSC"), Safety Disposal System of Georgia, Inc. ("SDSGA"), Safety Disposal System of Virginia, Inc. ("SDSVA") and Safety Disposal System of Pennsylvania, Inc. ("SDSPA"). SDS, SDSSC, SDSGA, SDSVA and SDSPA are sometimes collectively referred to herein as the "Waste Companies". SDSPA managed a medical waste autoclave treatment facility located in Marcus Hook, Pennsylvania (the "KS Facility") pending the Company's purchase of such facility which was completed in November 1997. The commercial cleaning services operations are conducted through The Kover Group, Inc. ("Kover").

Effective June 1, 1997, SDSPA assumed operational control of the KS Facility, pursuant to a management agreement with Bonham Management Group, Inc. ("BMG"), pending the Company's purchase of BMG's assets. SDSPA recorded net management fee revenue under this arrangement based on the net operating cash flows derived from the operations of the KS Facility. SDSPA is a wholly-owned subsidiary of the Company and is accounted for on a consolidated basis. The KS Facility and the assets of Bonham Management Group, Inc. were acquired in November 1997.

Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. The significant accounting principles are the same as those used to prepare the annual audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

2.  ACQUISITIONS.

On October 15, 1996, the Company, through its subsidiary SDSSC, purchased certain assets of Chambers Medical Technologies of South Carolina, Inc. ("Chambers"). The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1996 has been prepared as if the acquisition by SDSSC had occurred at the beginning of 1996:

        PRO FORMA

        Revenues                          $17,922,795
        Net earnings                      $   269,346
        Net earnings per share            $       .13

On September 25, 1997 the SDSGA purchased substantially all the assets of Environmental Waste Reduction Inc, a company operating under a Chapter 11 bankruptcy proceeding as a debtor in possession. The selling price amounted to $2,669,644, payable in $1,825,000 in cash, $734,634 in assumed liabilities, and $90,010 credit against amounts due the Company. The purchase price was paid through the Company's available working capital. The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1997 and 1996 has been prepared as if the acquisition by SDSGA had occurred at the beginning of each year:

        PRO FORMA                            1997              1996

        Revenues                          $ 15,083,814     $ 19,063,724
        Net earnings                      $ (1,078,545)    $    350,346
        Net earnings per share            $       (.23)    $        .11

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

3.  DEBENTURES AND NOTES PAYABLE

Debentures and Notes payable consist of the following at September 30, 1997:

        10% Convertible Redeemable Debentures
          due July 1, 2000                               $3,000,000
        Line of Credit                                    1,920,406

        Note payable - Chambers                           2,143,463
                                                         ----------
        Total notes payable                               7,063,869
        Less: current portion                             2,002,612
                                                         ----------
        Total                                            $5,061,257
                                                         ==========


During the nine months ended September 30, 1997 and 1996 interest expense aggregated $266,000 and $54,000, respectively.

On February 13, 1997, the Company completed a private placement of the 10% Convertible Redeemable Debentures due July 1, 2000 ("the Debentures") raising net proceeds of approximately $2.7 million. Interest is payable semiannually on July 1 and January 1 of each year. The Debentures are convertible into shares of common stock at the holder's option any time prior to redemption or maturity at a conversion price of $2.925 in principal amount for each share of common stock. The Debentures are redeemable by the Company after December 31, 1997, but only if the Company's common stock is trading at $5.85 (200% of the conversion price) per share for twenty trading days in a thirty trading day period immediately prior to redemption. A portion of the proceeds from the Debentures was used to reduce the outstanding balance on the Company's line of credit. As of October 24, 1997, $774,209 of the Debentures were converted into shares of common stock at the conversion price of $2.925 in principal amount for each share of common stock.

The Company has an agreement with a bank, whereby the Company can borrow up to $4,000,000 under a revolving line of credit. At September 30, 1997, the Company had approximately $1,920,000 in borrowings under the line. Substantially all of the Company's assets, other than the incineration facility, are collateral for the loan. In November 1997, the bank issued a $5,000,000 term loan in connection with the Company's acquisition of Incendere Inc.

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

5.  STOCK OPTIONS AND PREFERRED STOCK

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

On June 10, 1997, the Company's shareholders approved an amendment to the Company's Directors Stock Option Plan (the "Directors Plan") whereby the number of shares of Common Stock underlying future grants of options automatically granted under the Directors Plan were reduced by approximately one-half of the number of shares (the "Directors Plan Amendment"). The Directors Plan Amendment was effective as of the 1997 automatic grant date. Each Eligible Director continues to receive automatic, non-discretionary annual grants of options based upon specific criteria set forth in the Directors Plan. Effective with the 1997 grants, each Eligible Director now receives options to purchase 3,000 shares of Common Stock for service on the Board, options to purchase 3,000 shares for service on each permanent committee (other than the Executive Committee) and options to purchase 3,000 shares for services as a committee chairman (other than the Executive Committee). Eligible Directors who serve on the Executive Committee will receive options to purchase 6,000 shares, with additional options to purchase 6,000 shares for the Chairman of the Executive Committee. In June 1997, the Company granted options to purchase 59,000 shares of common stock to eligible directors under the Director's Plan at an exercise price of $3.59.

The Directors Plan Amendment is prospective in its application and only affects options that are automatically granted on June 2, 1997 and for future years.

In September 1997, the Company closed on the first stage of a private placement of the Preferred Stock, raising approximately $2.1 million, net of expenses. The Company raised an additional $1.4 million in Preferred Stock net proceeds in October 1997. The Preferred Stock may be redeemed by the Company under certain circumstances.

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

In August 1997, the Company reached a settlement with one of its insurance companies for approximately $3.3 million. The insurance proceeds were equal to the fire loss at the incineration plant. The insurance proceeds were used to make payments for the repair of the incineration facility and other fire related damages.

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

9.  SUBSEQUENT EVENTS

On November 6, 1997, the Company purchased the real property and improvements from KS Processing, Inc., an autoclave treatment facility located near Marcus Hook, PA. The Company paid aggregate consideration of $1.4 million, consisting of $900,000 in cash at the closing and a $500,000 purchase money note secured by the real property. The purchase money note is payable monthly over five years without interest. The cash portion of the purchase price was paid from the net proceeds of the private placement of Series A preferred stock completed in October 1997.

On November 7, 1997, the Company purchased 100% of the capital stock of Incendere, Inc, a wholly owned indirect subsidiary of Republic Industries. The purchase price amounted to $12 million, payable $10,000,000 in cash at closing and $2,000,000 in cash held in escrow, subject to achievement of certain revenue levels of Incendere, Inc. for a four month period prior to closing. The purchase price was paid from a $4 million equity financing consummated on November 7, 1997, cash on hand and available borrowings under the Company's line of credit and a term loan with a bank.

On November 7, 1997, the Company issued an aggregate of 1,103,449 shares of its common stock and common stock purchase warrants to purchase an aggregate of 40,128 shares of common stock pursuant to exemptions from registration promulgated under the Securities Act of 1933 were sold for cash. Each warrant entitles the holder to purchase one share of common stock at a purchase price of $3.625 per share until November 6, 2002.

On November 10, 1997 the Company purchased substantially all the assets and business of Bonham Management Group, Inc. The purchase price for the business and a non-competition agreement amounted to $850,000 in cash and 200,000 shares of the Company's common stock. The cash portion of the purchase price was paid from the net proceeds of the Preferred Stock completed in October 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH SEPTEMBER 30, 1996

         REVENUES. For the three months ended September 30, 1997, the Company had revenues of $5,400,744 up 34% from $4,024,289 for the comparable period. The higher revenues for the current three month period was primarily due to the inclusion of revenue from the SDSSC incinerator facility, which the Company acquired in October 1996 and the management fee revenue from the Marcus Hook, Pennsylvania site, which has been under the company's management since June 1,1997.

         OPERATING COSTS. Consolidated operating costs amounted to $3,722,453 in the three months ended September 30, 1997 period as compared to $2,945,416 for the same period in 1996. The increase is primarily attributable to the inclusion of SDSSC's results in 1997, which the Company acquired in October 1996.

         ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses as a percentage of revenue decreased to 22% in the three months ended September 30, 1997 from 28% for the same period for 1996 due to synergistic cost savings in corporate overhead and the 1996 write-off of costs associated with unsuccessful acquisitions.

         OPERATING PROFIT. The Company recorded an operating profit of $375,912 for the three months ended September 30, 1997 as compared to a loss of ($49,310) in the comparable 1996 period. The increase was primarily attributable to the inclusion of revenue from the SDSSC incinerator facility, which the Company acquired in October 1996 and the net management fee income from the KS Processing plant in Marcus Hook, Pennsylvania, which has been under the Company's management since June 1, 1997.

         OTHER, NET. Other, net decreased to an expense of ($93,510) in the three months ended September 30, 1997 as compared to expense of ($12,061) for the same period in 1996 primarily due to the interest expense on the 10% Convertible Redeemable Debentures due July 1, 2000 ("the Debentures"). The Debentures were issued on February 13, 1997.

         NET INCOME. Net income for the third quarter of 1997 rose to $375,912 or $.10 per share, compared to a net loss of ($49,310), or ($.02) per share for the same period in 1996. The increase was primarily attributable to the inclusion of revenue from the SDSSC incinerator facility, which the Company acquired in October 1996, the net management fee income from the KS Processing plant in Marcus Hook, Pennsylvania, the 1996 write-off of costs associated with unsuccessful acquisitions, offset partially by the 1997 interest expense on the Debentures issued on February 13, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH SEPTEMBER 30, 1996

         REVENUES. For the nine months ended September 30, 1997, the Company had revenues of $16,076,376 up 26% from $12,691,595 for the comparable period in 1996. The increase in revenue for the current nine month period was primarily attributable to the inclusion of revenue from the SDSSC incinerator facility, the net management fee income from the KS Processing plant, as well as continued sales of Envirosafe TM autoclaves.

         OPERATING COSTS. Consolidated operating costs amounted to $11,487,361 in the nine months ended September 30, 1997 period as compared to $9,284,837 for the same period in 1996. The increase is primarily attributable to the inclusion of South Carolina incinerator's results in 1997.

         ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses as a percentage of revenue decreased to 23% in the nine months ended September 30, 1997 from 26% for the same period for 1996 primarily due to synergistic cost savings in corporate overhead that resulted from the October 1996 acquisition of SDSSC and the 1996 write-off of costs associated with unsuccessful acquisitions.

         OPERATING PROFIT. The Company recorded an operating profit of $884,561 for the nine months ended September 30, 1997 as compared to $87,441 in the comparable 1996 period. The increase was primarily attributable to the inclusion of revenue from the SDSSC incinerator facility, the net management fee income from the KS Processing plant, as well as continued sales of Envirosafe(TM) autoclaves.

         OTHER, NET. Other, net decreased to an expense of ($160,422) in the nine months ended September 30, 1997 as compared to income of $47,634 for the same period in 1996 primarily due to the interest expense on the Debentures. The Debentures were issued on February 13, 1997.

         NET INCOME. Net income for the nine months ended September 30, 1997 rose to $724,139 or $.17 per share, compared to $135,075, or $.07 per share for the same period in 1996. The increase was primarily attributable to the inclusion of revenue from the SDSSC incinerator facility, the net management fee income from the KS Processing plant, as well as continued sales of Envirosafe(TM) autoclaves, offset partially by the 1997 interest expense on the Debentures issued on February 13, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at September 30, 1997 amounted to $3,788,020 compared to $312,427 at December 31, 1996. During the nine months ended September 30, 1997, cash increased by $2,033,075 to $2,149,129. The Company's source of cash during 1997 has primarily been the proceeds of the Debentures, proceeds of the Preferred Stock issuance, the assignment with recourse of two autoclave leases to which the Company was a lessor, and approximately $3.3 million in advance insurance proceeds (see discussion of fire damages and insurance proceeds below). Operating activities used $1,280,638 of cash, principally due to the increase in accounts receivable and prepaid expenses related to the net management fee income from the KS Processing plant in Marcus Hook, Pennsylvania, which has been under Med/Waste management since June 1, 1997; and the increase in notes receivable related to the five-year agreement with Baptist Hospital of Miami to provide on-site treatment of medical waste utilizing the Company's Envirosafe(TM) autoclave treatment system, offset partially by advance insurance proceeds net of payments for incineration repair and fire related damages (see discussion of fire damages and insurance proceeds below). Investing activities used $3,156,517 in cash principally due to the acquisition of Environmental Waste Reduction, Inc. ("EWR"), capital expenditure projects at SDSSC and deposits on acquisitions; and Financing activities provided $6,470,230 of cash, principally due to the proceeds of the Debentures and Preferred Stock; the assignment with recourse of two autoclave leases to which the Company was a lessor and payments on the Company's line of credit.

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

         On February 13, 1997, the Company completed a private placement of the 10% Convertible Redeemable Debentures due July 1, 2000 ("the Debentures") raising net proceeds of approximately $2.7 million. Interest is payable semiannually on July 1 and January 1 of each year. The Debentures are convertible into shares of common stock at the holder's option any time prior to redemption or maturity at a conversion price of $2.925 in principal amount for each share of common stock. The Debentures are redeemable by the Company after December 31, 1997, but only if the Company's common stock is trading at $5.85 (200% of the conversion price) per share for twenty trading days in a thirty trading day period immediately prior to redemption. A portion of the proceeds from the Debentures was used to reduce the outstanding balance on the Company's line of credit. As of October 24, 1997, $774,209 of the Debentures were converted into shares of common stock at the conversion price of $2.925 in principal amount for each share of common stock.

         The Company has an agreement with a bank, whereby the Company can borrow up to $4,000,000 under a revolving line of credit. At September 30, 1997, the Company had approximately $1,920,000 in borrowings under the line. Substantially all of the Company's assets, other than the incineration facility, are collateral for the loan. In November 1997, the bank issued a $5,000,000 term loan in connection with the Company's acquisition of Incendere Inc., as discussed below.

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

         In August 1997, the Company reached a settlement with one of its insurance companies for approximately $3.3 million. The insurance proceeds were equal to the fire loss at the incineration plant. The insurance proceeds were used to make payments for the repair of the incineration facility and other fire related damages.

         On September 25, 1997 the SDSGA purchased substantially all the assets of EWR, a company operating under a Chapter 11 bankruptcy proceeding as a debtor in possession. The selling price amounted to $2,649,644, payable in $1,825,000 in cash, $734,634 in assumed liabilities, and $90,010 credit against amounts due the Company. The purchase price was paid through the Company's available working capital.

         In September 1997, the Company closed on the first stage of a private placement of the Preferred Stock, raising approximately $2.1 million, net of expenses. The Company raised an additional $1.4 million in Preferred Stock net proceeds in October 1997. The Preferred Stock may be redeemed by the Company under certain circumstances.

         On November 6, 1997, the Company purchased the real property and improvements from KS Processing, Inc., an autoclave treatment facility located near Marcus Hook, PA. The Company paid aggregate consideration of $1.4 million, consisting of $900,000 in cash at the closing and a $500,000 purchase money note secured by the real property. The purchase money note is payable monthly over five years without interest. The cash portion of the purchase price was paid from the net proceeds of the private placement of Series A preferred stock completed in October 1997.

         On November 7, 1997, the Company purchased 100% of the capital stock of Incendere, Inc, a wholly owned indirect subsidiary of Republic Industries. The purchase price amounted to $12 million, payable $10,000,000 in cash at closing and $2,000,000 in cash held in escrow, subject to achievement of certain revenue levels of Incendere, Inc. for a four month period prior to closing. The purchase price was paid from a $4 million equity financing consummated on November 7, 1997, cash on hand and available borrowings under the Company's line of credit and a term loan with a bank.

         On November 7, 1997, the Company issued an aggregate of 1,103,449 shares of its common stock and common stock purchase warrants to purchase an aggregate of 40,128 shares of common stock pursuant to exemptions from registration promulgated under the Securities Act of 1933 were sold for cash. Each warrant entitles the holder to purchase one share of common stock at a purchase price of $3.625 per share until November 6, 2002.

         On November 10, 1997 the Company purchased substantially all the assets and business of Bonham Management Group, Inc. The purchase price for the business and a non-competition agreement amounted to $850,000 in cash and 200,000 shares of the Company's common stock. The cash portion of the purchase price was paid from the net proceeds of the Preferred Stock completed in October 1997.

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

Item 2.  Changes in Securities.

     On September 30, 1997, the Company sold an aggregate of 24,310 shares of Series A Preferred Stock pursuant to Regulation D as promulgated pursuant to the Securities Act of 1933, as amended. The securities were sold for cash at $100 per share to the following entities:

                                                                NUMBER OF
                                                                  SHARES
                                                               OF PREFERRED
                NAMES OF PURCHASERS                               STOCK
----------------------------------------------------        ------------------
A Raymond Abt                                                        100
Robert W. Allen                                                      500
Applebaum Family Limited Partnership                                 150
Gary P. Arnold                                                       200
John Bertsch                                                         150
Joseph M. Billy                                                      100
Corbert L. Clark                                                     200
Robert L. and Tracey H. DeBruyn                                      100
EBS Microcap Partners LP                                           1,200
Smith Barney as Custodian for EBS                                  3,400
Partners, L.P.
The Equity Group Inc. Profit Sharing Plan &                        1,000
    Trust
Margaret & Albert J. Esposito                                        100
Harry M. Farnham III or Cynthia Farnham                              250
Denis Fortin                                                         500
Keith M. Ganzer                                                      100
B. Kent Garlinghouse                                                 250
Ben Genet                                                            250
James Gerchow                                                        250
David Gilbertson                                                     300
Jack C. Goldstein and Leslie S. Goldstein,                           100
   JTWROS
John R. Graham, Trustee                                              100
Donald Gross                                                         100
Grover, Ciment, Weinstein, Stauber &                                 250
Friedman P.A Money Purchase Pension
Plan and Trust F.B.O. Robert Grover
Ervin Hendricks                                                      250
Billy P. Hudson                                                      100
Paine Webber as IRA Custodian for Frank                              250
   D. Hutchinson, III
Ronnie Johnson                                                     1,000
Howard Kalka                                                         250
Richard J. Kasten                                                    200
Gustave L. Levinson                                                  500
Ronald N. Magruder                                                 1,000
David F. McCartney                                                   100

                                                                NUMBER OF
                                                                  SHARES
                                                               OF PREFERRED
                NAMES OF PURCHASERS                               STOCK
----------------------------------------------------        -----------------
Donald B. And Jacqueline M. McCulloch                                100
Anthony R. Medici                                                    100
Rudolph Miles                                                        150
R. Mike Miller                                                       150
Thomas P. Morrissey                                                  200
Fred Ostad                                                           100
Robert G. Paul                                                       400
S.R. Penn Jr.                                                        500
Smith Barney as Custodian for                                      3,400
     R & D Investment Partnership, L.P.
Louis Randle                                                         100
David Random                                                         200
Jeffrey L. Sadar and Barbara A. Sadar                                100
Lawrence S. Smith                                                    100
W. C. Smith Jr.                                                      100
George Souaid                                                        250
Robert G. Souaid                                                     250
Sharon Feldman Stauber                                               500
Grover, Ciment, Weinstein, Stauber &                                 250
Friedman, P.A. Money Purchase
Pension Plan and Trust F.B.O. Sherwin
Stauber
Arthur D. Sterling                                                   500
Dr. Herbert Swerdlow                                                 200
Eugene Szczepanski                                                   250
James L. Tadych                                                      500
Michael Taglich                                                      110
Michael Taglich IRA                                                  290
Robert F. Taglich                                                    400
EMJAY Co. F.B.O. Thuemling Industrial                                250
Products
Milton J. Wallace and Regina T. Wallace,                             250
 Joint Tenants
Grover, Ciment, Weinstein, Stauber &                                 250
Friedman, P.A. Money Purchase Pension
Plan and Trust F.B.O. Marvin Weinstein
Wheat First Butcher Singer, Inc.                                     510
Ann W. Williamson                                                    150
John R. Worthington                                                  400
                                                            -----------------
Total                                                             24,310
                                                            =================

Total offering proceeds from the sale of common stock and warrants pursuant to Regulation S was $2,431,000. Taglich Brothers, D'Amedeo, Wagner & Company, Incorporated served as the placement agent in connection with the offering and received a commission of $218,790. In addition, Taglich Brothers, D'Amedeo, Wagner & Company, Incorporated received warrants to purchase 57,200 shares of common stock. Each warrant entitled the holder to purchase one share of common stock at $4.25 until October 31, 2002.

TERMS OF SERIES A PREFERRED STOCK

         Holders of the Series A Preferred Stock are entitled to cumulative preferential dividends payable quarterly in cash on April 1, July 1, October 1 and January 2 of each year at the rate of $9.00 per share per annum, with the first dividend payment declared on a pro rata basis being due and payable on October 1, 1997. Through and including July 1, 1998, the Company has the option to pay such dividends in cash or in shares of Series A Preferred Stock.

         Each share of Series A Preferred Stock is convertible at each holder's option into shares of Common Stock, at any time prior to the effective date of the forced conversion or redemption at the conversion rate of $4.25 per share, subject to adjustment (the "Conversion Price").

         The holders of the Series A Preferred Stock shall be entitled to vote, on all matters in which holders of Common Stock are entitled to vote, voting together with the Common Stock without regard to class. The holders of the Series A Preferred Stock shall have the number of votes that they would have had assuming conversion of the Series A Preferred Stock into Common Stock as of the record date for the meeting of the Company's shareholders, without taking into account fractional shares.

         The Company can redeem all of the outstanding shares of Series A Preferred Stock at any time commencing thirty (30) months after the Final Closing Date (as hereinafter defined) upon thirty (30) days notice at a redemption price of $100.00 per share, plus accrued and unpaid dividends to the date of redemption. Holders of Series A Preferred Stock called for redemption may exercise their right to convert any or all of their shares into Common Stock at any time prior to the close of business on the date set for redemption.

         The Company shall have the right to force conversion of the Series A Preferred Stock into shares of Common Stock at any time after issuance of the Series A Preferred Stock, provided that on the day that notice of forced conversion is given and on the Forced Conversion Date (as defined below) the following conditions are satisfied: (i) the underlying Common Stock has been registered pursuant to the Act and such registration is then currently effective; and (ii) the average of the closing bid price of the Common Stock is at least 175% of the Conversion Price for twenty (20) trading days within a thirty (30) consecutive trading day period.

         The Company has agreed to prepare and file with the SEC a registration statement (the "Registration Statement") on the appropriate form under the Act, with respect to the shares of Common Stock issued or issuable upon conversion of the Series A Preferred Stock, as well as the shares of Common Stock issuable upon the exercise of the Placement Agent Warrants (as defined below), within sixty (60) days following the Final Closing Date (as defined below).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

         Exhibit 11 - Statement re: computation of earnings (loss) per share

         Exhibit 27 - Financial Statement Schedule

(b) Reports on Form 8-K.

         None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Med/Waste, Inc.



Date:   November 12, 1997                   /s/ Daniel A. Stauber
        --------------------------          ------------------------------------
                                            Daniel A. Stauber,
                                               President and Chief
                                               Executive Officer



Date:   November 12, 1997                   /s/ Michael D. Elkin
        -------------------------           ------------------------------------
                                            Michael D. Elkin,
                                              Vice President and Chief
                                              Financial Officer