Form 10KSB40
period 1997-12-31
MED WASTE INC
filed 1998-03-31
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the fiscal year ended          DECEMBER 31, 1997                      .
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ___________________ to ___________________.


Commission File Number:   0-22294
                       -----------


                                 MED/WASTE, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                 DELAWARE                               65-0297759
    ---------------------------------       ---------------------------------
     (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)               Identification No.)


   6175 N.W. 153rd Street, Suite 324, Miami Lakes, FL             33014
   --------------------------------------------------           ---------
     (Address of Principal Executive's Offices)                 (Zip code)


Issuer's telephone number:         (305) 819-8877


Securities registered under Section 12(b) of the Exchange Act:


      TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------           -----------------------------------------
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
Yes  X      No
   -----      -----

           Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B, contained in this form 10-KSB and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x].

           The issuer's revenue for its most recent fiscal year was 13,547,960.

           The aggregate market value of the shares of voting stock held by non-affiliates, computed by reference to the average bid and asked price for such stock of $4.83 as of March 27, 1998 was approximately $22,545,986.

           The number of shares outstanding of the registrant's common stock $,001 par value as of March 1998 was 4,669,598.

                       DOCUMENTS INCORPORATED BY REFERENCE

           The Company's Definitive Proxy Statement for the Company's 1998 annual meeting of stockholders, to be filed with the Securities and Exchange Commission, is hereby incorporated by reference herein into Part III, Items 10, 11 and 12 hereof.

           Transitional Small Business Disclosure Format (Check one) Yes   No X
                                                                        --   --

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

           Med/Waste, Inc. (the "Company") is a holding company which, through its subsidiaries, is engaged in the provision of medical waste management services throughout the eastern United States. The Company's operations are conducted through Safety Disposal System, Inc. ("SDS"), Safety Disposal System of South Carolina, Inc. ("SDSSC"), Safety Disposal System of Pennsylvania, Inc. (SDSPA"), Safety Disposal System of Georgia, Inc. ("SDSGA") and Incendere, Inc. ("Incendere"). Prior to January 30, 1998, the Company also provided commercial cleaning services operations through a wholly owned subsidiary, The Kover Group, Inc. ("Kover"). On January 30, 1998, the Company sold 100% of the capital stock of Kover to Kover's president and chief executive officer, Phillip W. Kubec ("Kubec"). See "Discontinued Operations" below.

           SDS, SDSGA and Incendere provide collection, transportation, treating, tracking and related services for the disposal of medical waste throughout Delaware, Florida, Georgia, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. SDS also sells or leases turnkey autoclave treatment units for large quantity generators. SDSSC operates an incineration facility in Hampton, South Carolina, which is permitted to treat municipal, medical and special waste which the Company receives from generators throughout the eastern United States. SDSSC mainly focuses on the treatment of medical waste and to a lesser degree, special waste. SDSPA owns and operates a medical waste autoclave treatment facility located in Marcus Hook, Pennsylvania. SDS also owns an autoclave medical waste treatment facility in West Palm Beach, Florida.

           Medical waste is generally any waste which may cause an infectious disease or can reasonably be suspected of harboring pathogenic organisms. Medical waste includes predominantly all material that comes in contact with human and animal body fluids. The Company collects medical waste from medical waste generators, including hospitals, clinics, medical and dental offices, veterinarians, laboratories, funeral homes, home health agencies and others. In addition to medical waste collection, the Company provides programs to assist customers to promote safe handling of medical waste and comply with federal and state requirements applicable to their operations. Special waste is generally all non-residential waste which requires more stringent management than municipal solid waste, but does not include medical or hazardous waste.

           Nationally, most medical waste is disposed of by incineration. However, more stringent government regulation and a generally negative public attitude toward nearby incineration facilities have resulted in a declining number of incineration disposal facilities. Relatively few newly permitted incineration facilities have opened due to the significant cost of compliance with new environmental legislation. The Company's incinerator is in compliance with all federal and state regulations dealing with air pollution controls. The incinerator is a waste to energy facility with a rated capacity for processing up to 270 tons per day of special, medical and municipal waste. The facility is currently permitted under South Carolina law to incinerate up to 200 tons per day of waste both, liquid and solid.

           The trend against incinerator facilities has encouraged the development and commercial use of a variety of environmentally acceptable alternative disposal techniques. The Company owns and operates a 48 ton autoclave medical waste treatment facility located in Marcus Hook, Pennsylvania. The company also operates an autoclave treatment facility in West Palm Beach, Florida, which is capable of treating 24 tons of medical waste per day. The autoclaves treat the medical waste through sterilization, allowing most of such waste to be handled and disposed of as solid waste.

           In addition, as part of its comprehensive medical waste services, the Company supplies, installs and oversees the operations of on-site autoclaves at large quantity generators, typically hospitals. Management believes that autoclaves can reduce each hospital's medical waste by up to 90%, thus significantly reducing the expense of disposal both due to decreased volume and the significant cost savings of disposing of solid, versus medical waste. Hospitals either purchase or lease the autoclave and related equipment. During the term of the lease the Company provides maintenance and support of the autoclave on-site and collects the treated waste and transports it for ultimate disposal at a local landfill.

MEDICAL WASTE INDUSTRY OVERVIEW

           According to information released in 1997 by the Environmental Working Group of the Florida Department of Environmental Protection, the United States generates over two million tons of Medical Waste per year. It has been estimated that the current market for medical waste disposal services in the United States is approximately $1.25 billion per year.

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

BUSINESS STRATEGY

           The Company's focus is to become a fully integrated medical waste management services company. The Company believes that in order to remain competitive in the medical waste industry, it is important to provide customers with a total program for their medical waste compliance problems. As part of such strategy, the Company has sought to provide all aspects of medical waste management, including collection, transportation and treatment. By providing all services, the Company is able to take advantage of economies of scale and become a formidable competitor within the medical waste industry. The Company can also exploit the cross marketing opportunities through its complete menu of medical waste services. The Company has primarily expanded through acquisitions and expects to continue its acquisition program to access new regions and to obtain a greater share of its existing markets.

OPERATIONS

           GENERAL.

           Generators of medical waste are generally liable under applicable regulations for the collection, packaging, transportation, tracking, documentation and disposal of such waste, as well as training of employees in the handling of such waste. As new regulations are written, the complexity of administering a medical waste management system increases. As a result, the Company expects more health care providers will engage specialists to ensure their compliance. Further, most small medical waste generators cannot afford the cost of individualized compliance. The Company believes it's approach to management of medical waste, including the use of on-site equipment, specialized containers, on-site training, a specially designed tracking system, timely customer service, radio dispatched trucks and low cost disposal methods provide customers with a cost effective solution for compliance.

           The Company collects medical waste from medical waste generators, including hospitals, clinics, medical and dental offices, veterinarians, laboratories, funeral homes, home health agencies and others. In addition to medical waste collection, The Company provides programs to assist customers to promote safe handling of medical waste and comply with federal and state requirements applicable to their operations.

           The Company owns an incineration facility in South Carolina, which is permitted to treat municipal, medical and special waste, as well as autoclave medical waste treatment facilities in Pennsylvania and Florida. The Company receives waste from generators throughout the eastern United States. While the incineration facility primarily focuses on the treatment of medical waste, it is also permitted to treat special waste. Special waste is generally all non-residential waste which requires more stringent management than municipal solid waste, but does not include medical or hazardous waste.

           The Company believes that to remain competitive in the medical waste industry it is critical to provide customers with a total program for their medical waste compliance problems. In addition to disposal, the Company also provides a variety of waste management services, including training of customer employees on the handling of medical waste, educating generators on the latest regulations, providing containers for disposal and documentation and tracking medical waste from pick-up to ultimate disposal.

           COLLECTION. The Company contracts with medical and special waste generators to collect their waste on a regular schedule pursuant to a negotiated fee structure. Schedules for pickup can vary from several times per week to once a month, depending on the volume of waste produced by a customer. Each waste generator is responsible for packing its waste in containers usually provided to them by the Company, then placing the containers at a designated collection area on the generator's premises. The Company sends its truck driven by a Company driver to pick up the waste. If a waste generator is sufficiently large, the Company places a large temporary storage container at the premises, which the Company picks up for ultimate disposal at a waste treatment facility. The Company then delivers the waste to a treatment facility before it is transported for disposal in a local sanitary landfill. See "Disposal of Medical Waste" below.

           The Company typically supplies containers to its customers for use in the disposal of infectious medical waste. These containers contain the universal biohazard symbol to draw attention to their contents. The containers used are either cardboard or a rigid plastic depending on the intended contents. The plastic containers are used for hypodermic needles, scalpels and other so-called "sharps." Smaller plastic containers are packed in the cardboard containers with other medical waste for ease of transport. The Company does not accept waste unless it is properly packaged by customers in Company supplied or approved containers.

           DOCUMENTATION. In accordance with law, the Company provides complete documentation to its customers for all waste it collects. Such documentation includes information related to point of origin, date of pick-up and date of delivery to a treatment facility. The documentation system developed by the Company meets all applicable local, state and federal regulations regarding packaging, labeling and proof of disposal of waste materials.

           TRANSFER STATIONS. The Company currently operates 12 transfer stations: three in Florida; three in Pennsylvania; two in Virginia; three in Georgia; and one in Tennessee. Each transfer station is licensed as appropriate, by state, county and city governmental authorities. The transfer stations are used as temporary storage facilities to maximize efficiency in the transport of medical waste. In most instances, waste containers picked up from generators are stored at a transfer station until a full truck load can be brought to the Company's autoclave or Incineration facilities or to a third-party treatment facility, thus saving time and cost.

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

           INCINERATION FACILITY. SDSSC disposes of all of the waste that it receives from third parties by incineration at its incineration facility located in Hampton, South Carolina (the "Incinerator"). The Incinerator is in full compliance with all federal and state regulations dealing with air pollution controls. The incinerator is a waste to energy facility with a rated capacity for processing up to 270 tons per day of special, medical and municipal waste. The facility is currently permitted under South Carolina law to incinerate up to 200 tons per day of waste, both liquid and solid, including 100 tons of medical waste per day. The Incinerator is equipped with three (3) Consumat modular, multi-chamber, solid hearth, controlled-air incinerators. Each incinerator has a design capacity of 90 tons per day for waste materials. The primary chamber of each incinerator operates at 1,400 to 1,600 degrees Fahrenheit, with the secondary and tertiary chambers operating at 1,800 to 2,400 degrees Fahrenheit. The secondary and tertiary chambers have auxiliary gas fired burners designed to maintain 1,800 degrees Fahrenheit temperature and at least two seconds residence time for flue gas. Ash residue from the incineration process is screened at the Incinerator to remove recyclable materials and is then transported for disposal in a local sanitary landfill.

           The Company disposes of a majority of the medical waste and all of the special waste received from customers by incineration at the Incinerator. The Company also has non-exclusive contracts to utilize third-party disposal facilities for contracted prices per pound of medical waste it pays to the facilities. The majority of SDSSC's waste stream is transported to the Incinerator through arrangements made directly by its customers with third-party hauling companies.

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

           AUTOCLAVE FACILITIES. In June 1997, the Company entered into a management agreement to operate an autoclave facility for the treatment of medical waste in Marcus Hook, Pennsylvania. In November 1997, the Company purchased the 2.9 acre industrial site, together with related autoclave equipment used at such site, from K.S. Processing Company, Inc. (the "KS Facility")

           The KS Facility consists of two (2) 25 ton per day autoclaves, a 10,000 square foot processing center and a 2,400 square foot administrative building. The KS Facility receives medical waste from generators located throughout New York, New Jersey, Connecticut, Pennsylvania, Maryland and Virginia. The KS Facility currently operates at full capacity. The KS Facility is currently the only medical waste autoclave facility in Pennsylvania. The current permitting process for medical waste treatment facilities in Pennsylvania is a costly, time consuming and politically difficult procedure. The Company does not anticipate that any additional autoclave or incinerator permits will be issued by the Pennsylvania Department of Environmental Protection in the near future.

           Since April 1994, the Company has treated a portion of the medical waste it collects its autoclave facility located in West Palm Beach, Florida. The autoclave steam sterilizes medical waste, under pressure at a temperature of 281 degrees Fahrenheit, then feeds the sterilized waste through a shredder. The shredder grates the product and ultimately the waste is compacted. The resulting waste is decreased in volume by 80% and hauled to a landfill. In February 1998, the Company installed an additional autoclave unit in West Palm Beach. The West Palm Beach autoclave facility presently has the capacity to dispose of over 24 tons per day of infectious medical waste.

           Although steam sterilization is an approved method of treating medical waste, steam sterilization alone does not change the appearance of the waste. If the treatment process does not change the physical appearance of infectious waste, such waste may not be accepted by landfill operators. Therefore, steam sterilization must be combined with a process such as shredding or grating which renders the waste stream non-recognizable. As a result, the Company's autoclave facilities are equipped with high speed industrial shredders.

           The Company believes existing and pending federal, state and local regulations regarding air quality and the effects on air quality of medical waste disposal by incineration will enhance the Company's' market position because the Incinerator is in full compliance with all federal and state regulations dealing with air pollution controls and its autoclave facilities do not cause measurable air pollutants and will be more acceptable to local residents.

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

           MEDICAL WASTE MARKET.

           The Company is the second largest medical waste disposal company in the state of Florida and the fourth largest public medical waste disposal company based in the United States. The Company services more than 7,500 health care facilities consisting of small, medium and large quantity generators. A small quantity generator typically produces approximately 10 to 50 pounds of medical waste in a month. Medium quantity generators, such as clinics, out-patient surgical centers, dialysis centers and laboratories produce substantially more poundage per month. Large quantity generators, such as hospitals, can produce as much as 70,000 pounds per month, depending on the size and types of services provided by such hospital.

           Delivery of health care services within the United States is shifting from hospitals to home care and alternate site facilities. Home care and delivery of care in other non-acute facilities are among the fastest growing segments of the health care industry. Cost containment pressures and new treatment protocols will continue to move patients, including patients being treated for infectious diseases, into non-hospital settings. As patients move into these settings, infectious medical waste that would otherwise be handled by hospitals must be disposed of through alternate methods. These generators include physicians, dentists, out-patient clinics, dialysis clinics, laboratories, home health agencies, and other organizations involved in the medical profession. For most of these generators, it would be unrealistic to treat and dispose of their medical waste by themselves. By contracting with the Company, these generators can pay a small monthly fee and let the Company handle and dispose of their medical waste.

           COMPANY MARKETING. The Company's marketing strategies and activities focus principally on metropolitan areas because they represent the greatest concentration of medical waste generators. This emphasis results in higher revenue potential and reduced transportation costs per pick-up. The Company believes that its full service capability using alternative technologies to solve all of its customers' medical waste disposal needs enhances its ability to market its services to customers. This approach is supported by the Company's emphasis on sharing cost savings with its customers, responsiveness to customer needs, competitive pricing and superior service with radio-dispatched trucks.

           The Company's Incinerator competes in the marketplace on the basis of quality service and reasonable pricing. Emphasis is now being placed on the development of special waste streams, as well as, increased medical waste customers. The Company recently expanded its incineration sales force and is aggressively penetrating the non-hazardous industrial/residual waste and pharmaceutical waste markets.

           The Company's Marcus Hook autoclave facility is strategically located in eastern Pennsylvania to most of the major metropolitan markets in the northeast United States. As such the transportation costs of most haulers is sufficiently lower to attract such haulers to bring their waste to the facility. The Company's west Palm Beach autoclave facility is located close to SDS's Florida customers, which allows for lower operating costs to the Company. This gives SDS the advantage of keeping prices low enough to attract customers in the region.

           The company markets its collection services directly to the waste generator, primarily hospitals, clinics, medical and dental offices, veterinarians, laboratories, funeral homes, home health agencies and similar health care providers. Disposal agreements are negotiated individually with each customer. Although each of the Company's subsidiaries have standard forms of agreement, terms vary depending on the number of containers, frequency of pick up and volume of and type of waste. Disposal agreements typically include provisions relating to types of containers, frequency of collection, pricing, disposal and documentation for tracking purposes. Each agreement also specifies the customers' specific obligation for packaging in proper containers before the Company will accept the waste. Most disposal agreements for small and medium quantity generators are for a period of one to three years, with automatic annual renewals, although customers may terminate on written notice upon payment of a penalty. Most hospital contracts are for one to three years to five years, with automatic renewal options and, with the exception of autoclave sterilizer sales, a sixty (60) day right to cancellation, without penalty.

DISCONTINUED OPERATIONS.

           On January 30, 1998, the Company sold 100% of the capital stock of Kover to MPK Holdings, Ltd., an Ohio limited liability company ("MPK"). As such, Kover's operations are classified as "discontinued Operations" in the Company's consolidated financial statements. MPK is wholly owned by Phillip W. Kubec and Melissa Kubec, his wife (the "Kubecs"). Mr. Kubec was the president and chief executive officer of Kover and a director of the Company. The Company received aggregate consideration for the sale of Kover of $2,700,000, payable $1.2 million in cash at closing and the balance of $1.5 million in promissory notes. The Company received two promissory notes, one for $960,000 from MPK (the "MPK Note") and one for $540,000 from Kover (the "Kover Note"). The MPK Note is payable interest only monthly at the rate of 8.25% per annum, with the principal balance due at the end of five years. The Kover note is payable interest only monthly at the rate of 8.25% per annum with the principal due at the end of seven (7) years. The MPK Note is guaranteed by Kover and the Kubecs and is secured by a pledge of 100% of the capital stock of Kover. The Kover Note is guaranteed by MPK. The MPK and Kover Notes are subordinate to $1.6 million in financing received by MPK. The Kubec Guarantee is secured by a pledge of 20,000 shares of Common Stock of the Company owned by the Kubecs.

           Kover is engaged in the business of offering, selling and servicing franchises for commercial building cleaning services through the trade name "Coverall Cleaning Concepts". Kover is a service franchiser of Coverall North America, Inc. ("CNA") in the metropolitan areas of Cleveland, Ohio and South Florida. Kover is a master franchisee of CNA in the metropolitan areas of Cleveland and South Florida. Kover is required to pay CNA royalty fees of three to four and one-half percent of monthly revenues. Kover uses the "Coverall" trade name, design and business plan to conduct and promote its independent business of offering, selling and servicing janitorial franchises. Most cleaning services are provided to commercial customers through independent franchisees.

           In December 1995, the Company decided to change its focus, efforts and resources from the janitorial franchise segment to the medical waste management segment. In April 1996, the Company assigned Kover's Pittsburgh master franchise and sold certain notes receivables from franchises, accounts receivable, inventory, and operating and office equipment related to Kover's Pittsburgh franchise to a third party. In January 1998, the Company completed the sale of 100% of Kover to Mr. Kubec.

           Kover sells franchises for janitorial services in the metropolitan territories of South Florida and Cleveland. Franchisees typically are individuals or families who desire to operate their own business with low capital requirements. Franchisees purchase franchises for cleaning contracts varying from as little as $100 to as great as $9,890 in monthly revenues. Initial franchise fees paid to Kover are based upon the anticipated monthly gross billings of the cleaning contracts. Kover receives on-going royalty fees of three to five percent of each franchisee's monthly billings and a management fee of seven percent to ten percent of monthly billings. Kover may also receive sales and marketing fees or special services finders fees on certain non-recurring contracts.

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

BUSINESS DEVELOPMENT ACTIVITIES

           Over the last two years, the Company has experienced dramatic growth in its medical waste operations. Growth has been primarily achieved through acquisitions of existing businesses.

           In June 1994, the Company purchased 100% of the capital stock of Kover. At the time of the acquisition, Kover was wholly-owned by Phillip W. Kubec, its president and chief executive officer. Kover was sold in January 1998. See "Discontinued Operations" above.

           In October 1996, the Company purchased the Incinerator in South Carolina which is permitted to treat municipal, medical and special waste which the Company receives from generators throughout the eastern United States. SDSSC primarily focuses on the treatment of medical waste and to a lesser degree special waste. See "Disposal of Medical Waste" above.

           In September 1997, the Company purchased substantially all of the assets and business of Environment Waste Reductions, Inc. a Georgia corporation ("EWR") for $1,687,000 in cash. EWR was a debtor-in-possession in a bankruptcy proceeding under Chapter 11 for the Northern District of Georgia. The assets purchased by the Company consisted primarily of accounts and note receivables, inventory and supplies, equipment, vehicles, machinery, furniture, fixtures, leasehold improvement, real property and intangible assets used in connection with the collection of medical waste from generators located in Atlanta, Savannah and Augusta, Georgia and Lebanon, Tennessee. EWR also operated three transfer stations in Georgia and one in Tennessee, which were transferred to the Company. The Company also received an assignment of all contractual rights relating to the operation of EWR's business and its customers.

           In November 1997, the Company purchased the KS Facility and certain of the assets of Bonham Management Group, Inc. ("BMG"), which had a management agreement to operate the KS Facility. The company paid aggregate consideration of $1.4 million for the KS Facility and $850,000 in cash and 200,000 shares of the Company's common stock for the BMG assets and a non-competition agreement from BMG's principal, William F. Bonham.

           Also in November 1997, the Company purchased 100% of the capital stock of Incendere form Republic Industries, Inc. Incendere is in the medical waste management services business and collects medical waste from generators located in the states of Delaware, Georgia, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia. Incendere's assets include accounts receivables, inventory and supplies, equipment, vehicles, machinery, furniture, fixtures, leasehold improvements, leases of real property and intangible assets used in connection with the collection of medical waste. The purchase price for Incendere amounted to $12.0 million in cash Republic agreed to assume and satisfy all liabilities of Incendere incurred prior to the closing other than accounts payables and certain designated obligations.

GOVERNMENT REGULATION

           The Company operates within the medical waste disposal industry, which is subject to extensive local, state and federal laws. This statutory and regulatory framework imposes compliance burdens and risks on the Company, including requirements to obtain and maintain government permits. The transport, treatment and disposal of medical waste is subject to packaging, labeling, handling, notice and reporting requirements, as well as requirements pertaining to transporter registration, transportation handling procedures and the preparation of shipping papers. The treatment and disposal of municipal and special waste are also subject to extensive government regulation. State and local regulations vary from location to location. The Company believes that it is currently in compliance in all material respects with all applicable laws and regulations governing its business and has all appropriate government permits to operate its existing business, including those required for the operation of its incineration and facility and transfer stations. However, the addition of new, or amendments to existing, statutes and regulations could require the Company to continually modify its methods of operations at costs that could be substantial.

           FEDERAL REGULATION.

           The Occupational Safety and Health Act ("OSHA") gives the federal government the authority to regulate the management of infectious medical waste. OSHA regulations attempt to limit occupational exposure to blood and other potentially infectious materials, but do not actually cover the disposal of medical waste. These regulations target all industries in which employees could reasonably be expected to come in contact with blood borne pathogens. The regulations define infectious materials to include semen, vaginal secretions, cerebrospinal fluids, synovial fluid, pleural fluid, pericardial fluid, peritoneal fluid, amniotic fluid, saliva in dental procedures, any body fluid visibly contaminated with blood and all body fluids in situations where it is difficult to differentiate among body fluids. The definition also includes any unfixed tissue or organ, other than intact skin from a human (dead or alive), human immune-deficiency virus (HIV) and hepatitis B virus. The regulations require employers to identify in writing tasks and procedures, as well as job classifications, where occupational exposure to blood may occur. Employers must set forth a schedule for implementing procedures for employees to minimize risk of contamination. Employers are required to offer such employees vaccinations for hepatitis B virus and must keep records concerning such employees' medical histories.

           The Resource Conservation and Recovery Act of 1976 ("RCRA") established a regulatory program administered by the federal Environmental Protection Agency (the "EPA") for the generation, storage, transportation and disposal of hazardous waste. The general statutory definition of hazardous waste would provide the EPA with the authority to regulate infectious medical wastes as hazardous wastes. However, to date, the EPA has not designated infectious medical waste as a hazardous waste and it is not presently regulated as such. The EPA has developed and issued informal guidelines outlining practical approaches to infectious waste management.

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

           The company's Incinerator in South Carolina is required to comply with the air emissions standards of the Federal Clean Air Act, as amended (the "Clean Air Act"). The Clean Air Act establishes, among other things, comprehensive air permitting and enforcement programs. The Clean Air Act also provides for specific performance standards for medical and infectious waste incinerators. Pursuant to the Clean Air Act, the EPA has promulgated extensive effluent and water quality standards as well as permitting requirements for industrial discharges to the waters of the United States.

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

           The Company's autoclave in West Palm Beach, Florida is regulated by the DEP. The DEP issues permits for facilities to treat bio-hazardous waste. Bio-hazardous waste must be treated within thirty (30) days of collection from a generator. The DEP permits treatment by the autoclave, subject to specific operating and log keeping requirements. Bio-hazardous waste treated through autoclaving methods in accordance with the regulations may be disposed of at a landfill in the same manner as solid waste.

           PENNSYLVANIA REGULATION. The Company's operations in the Commonwealth of Pennsylvania, including the operation of its autoclave facility in Marcus Hook, is regulated by the Pennsylvania Department of Environmental Protection (the "PADEP"). Among other things, the PADEP has promulgated regulations for the collection and transport of medical waste. Regulations cover the method of transport, washing of containers and the types and sizes of containers used for the collection, storage and transportation of medical waste.

           The PADEP has also formulated regulations regarding the operation of treatment and disposal facilities. The Company's Marcus Hook autoclave facility is subject to operating procedures and permitting requirements. The facility is also subject to periodic inspections by the PADEP.

           SOUTH CAROLINA LEGISLATION. The South Carolina Department of Health and Environmental Control ("DHEC") has authority over the generation, storage, treatment and transfer of medical waste pursuant to the state Infectious Waste Management Act. DHEC requires the profiling of special waste and daily spot inspections of manifests, incoming vehicles and plant operations. both the company's Incinerator and its transportation operations are regulated by DHEC in the State of South Carolina. regulations specify packaging, labeling and storage and transportation of medical waste prior to its disposal. the DHEC has also promulgated standards for the operation of treatment facilities including incinerators.

           State legislation presently restricts the Incinerator's capacity for medical waste to 100 tons per day. The Company is permitted to accept special and municipal waste to the full extent of its overall permitted capacity of 200 tons of waste per day

COMPETITION

           The Company comprises the second largest medical waste management provider in the State of Florida and the fourth largest public medical waste management company based in the United States. The Company faces intensive competition in its market from national, regional and local competitors. Several other competitors, while not national, have significant regional recognition and market share. Other competitors are local in origin. Such national public competitors are Browning-Ferris Industries, Inc., WMX Technologies, Inc., USA Waste Services, Inc. and Stericycle, Inc. The Company also competes against alternative waste disposal technologies and against generators who have their own incineration or other treatment facilities, such as some hospitals. The Company will likely encounter intense competition from national, regional and local companies in each market into which they may expand.

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

           The Company carries liability and casualty insurance coverage which it considers sufficient to meet regulatory and customer requirements and to protect the Company's employees, assets, and operations. The availability of liability insurance within the waste industry has been adversely affected by the constrained market for casualty and environmental insurance. In the future, insurance that might be available may be at significantly increased premiums with less extensive coverage. If the Company is unable to obtain adequate insurance coverage at a reasonable cost, it may become exposed to potential liability claims. In such event, a successful claim, if of sufficient magnitude, could have a material adverse effect on the Company's financial condition.

SUPPLIES

           The Company purchases its medical waste equipment and supplies, including containers, from many sources. The Company has not experienced any difficulty in obtaining equipment or supplies and alternative sources are readily available.

EMPLOYEES

           As of December 31, 1997, the Company had approximately 250 full time employees, including corporate officers, sales and customer service personnel and office and clerical employees. SDSPA's employees are covered by a collective bargaining agreement with the united Steelworkers of America, AFL-CIO. None of the Company's other employees are represented by a labor organization. Management considers its relationship with its employees to be satisfactory.

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

           The Company owns a 2.9 acre industrial site in Marcus Hook, Pennsylvania which consists of two (2) 25 ton per day autoclaves, a 10,000 square foot processing center and a 2,400 square foot administrative building. The property was acquired in November 1997. The facility is subject to a 500,000 purchase money mortgage in favor of the prior owner. The mortgage is payable over five(5) years without interest. The facility is in good condition

           The Company operates two autoclaves in West palm Beach, Florida in approximately 8,000 square feet of leased property adjacent to the Company's West Palm Beach transfer station.

           The Company maintains its principal offices in Miami Lakes, Florida where the Company rents approximately 3,300 square feet. This location is used for executive offices, billing, sales and customer service. The Company also leases approximately 5,000 square feet in Opa Locka, Florida where it maintains certain operations and storage of equipment containers and vehicles. The Company operates 11 transfer stations located in various parts of the eastern United States.

            All of the Company's leased facilities are leased from unaffiliated third parties. The Company does not anticipate any difficulty in locating additional or alternate leased properties if these properties become unavailable for any reason.

ITEM 3. LEGAL PROCEEDINGS.

           Prior to July 1, 1997, the State of South Carolina restricted the Company's incineration facility's permitted incineration capacity for medical waste to the greater of (i) 50 tons per day or (ii) on a monthly basis of 1/12 of the estimated amount of medical waste generated within the State of South Carolina within on year. The prior owner of the facility instituted litigation against the State of South Carolina contesting the state's imposition of the limitation, as well as certain provisions of the South Carolina Infectious Waste Management Act and the regulations promulgated thereunder. At the trail level, the Company's prior owner was successful in its challenge to certain fee requirements under the regulations. However, it was not successful in having the volume limitation ruled unconstitutional. When the Company purchased the facility, it continued the litigation on appeal. In June of 1997, the Company and the State of South Carolina entered into a settlement agreement, whereby the South Carolina State Legislature approved legislation removing the limitation on medical waste and the Company dismissed all litigation related to the matter. Effective July 1, 1997, the incinerator is now permitted to incinerate up to its full 100 ton per day permitted capacity of medical waste.

           The Company is subject to claims and suits in the ordinary course of business. The Company is not involved in any material litigation and is not aware of any potential claims which would give rise to material liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the security holders during the three months ended December 31, 1997.

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

FISCAL 1996                                           HIGH         LOW
                                                    --------   ---------
Quarter ending March 31, 1996                      $   3.25   $   2.00
Quarter ending June 30, 1996                           4.75       2.25
Quarter ending September 30, 1996                      4.88       2.75
Quarter ending December 31, 1996                       4.63       2.63

FISCAL 1997

Quarter ending March 31, 1997                      $   4.13   $   3.00
Quarter ending June 30, 1997                           4.25       2.88
Quarter ending September 30, 1997                      4.69       3.63
Quarter ending December 31, 1997                       5.13       3.88

           On March 27, 1998 the average bid and asked price of the common stock as reported on NASDAQ was $4.83. As of that date, the Company had approximately 1,204 common stockholders of record.

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

SALES OF EQUITY SECURITIES PURSUANT TO REGULATION S.

           On November 7, 1997, the Company sold an aggregate of 551,725 shares of common stock, $.001 par value and common stock purchase warrants to purchase an aggregate of 20,064 shares of common stock pursuant to Regulation S as promulgated pursuant to the Securities Act of 1933, as amended. The securities were sold for cash to the following entities:

                                NUMBER OF     COMMON STOCK
                                SHARES OF       PURCHASE
NAME                           COMMON STOCK     WARRANTS
-----------------------        ------------   ------------

Lancer Voyager Fund              151,725          5,518
Lancer Offshore, Inc.            400,000         14,546
                                 -------         ------
                 Total           551,725         20,064
                                 =======         ======

           Each warrant entitles the holder to purchase one share of common stock at a purchase price of $3.625 per share until November 6, 1997.

           Total offering proceeds from the sale of common stock and warrants pursuant to Regulation S was $2,000,000. Taglich Brothers, D'Amedeo, Wagner & Company, Incorporated served as the placement agent in connection with the offering and received a commission of $135,000. In addition, Taglich Brothers, D'Amedeo, Wagner & Company, Incorporated received warrants to purchase 135,000 shares of common stock. Each warrant entitles the holder to purchase one share of common stock at $5.00 until November 6, 1997. The net proceeds of the Regulation S offering described herein were used to pay a portion of the purchase price for Incendere.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH 1996

             GENERAL. In 1997, revenues increased by $8.7 million from 1996. This increase results from an acquisition in the fourth quarter of 1996 and three acquisitions during the second half of 1997. The Consolidated Statements of Operations have been reclassified to reflect the discontinued janitorial segment. The information presented below only relates to the Company's continuing medical waste operations.

             In 1997, the Company focused on becoming the largest independent medical waste company east of the Mississippi River. The Company continued to expand vertically, through the purchase of additional medical waste treatment facilities and horizontally through the acquisition of three medical waste hauling operations.

             REVENUES. Revenues for the year ended December 31, 1997 increased by $8.7 million from 1996. This increase results from an acquisition in the fourth quarter of 1996 and three acquisitions during the second half of 1997.

             OPERATING COSTS. This increase results from an acquisition in the fourth quarter of 1996 and three acquisitions during the second half of 1997. Overall, the Company reduced operating costs in 1997 as a percentage of revenue by taking advantage of the cost synergies of its acquisitions.

             ADMINISTRATIVE AND SELLING EXPENSES. The Company reduced administrative and selling expenses in 1997 as a percentage of revenue by taking advantage of the cost synergies of its acquisitions.

             OPERATING PROFIT. Operating profit for the year ended December 31, 1997 amounted to $1,066,738. This increase results from an acquisition in the fourth quarter of 1996 and three acquisitions during the second half of 1997.

             OTHER, INCOME (EXPENSE). The increase is primarily due to interest expense on the Debentures, the Company's line of credit and term loans with its bank and the note payable - Chambers.

             GAIN FROM INSURANCE SETTLEMENT. On June 1, 1997, a fire occurred at the Company's incineration facility in Hampton, South Carolina. Damaged occurred in various parts of the facility, causing the facility to shut down operations. During the shut down period, the Company continued to accept medical waste, repackage such waste and route the waste to other facilities for disposal, including the autoclave facility managed by the Company in Marcus Hook, Pennsylvania. The plant reopened on June 30, 1997. Repairs on the facility were completed and the facility became fully operation in August 1997. In August 1997, the Company reached a settlement with one of its insurance companies for approximately $3.3 million. After deducting $1.9 million in rebuilding and incremental costs related to the fire, the Company recorded a $1.4 million gain from settlement for the year ended December 31, 1997.

             PROVISION FOR INCOME TAXES. The 1997 provision for income taxes is primarily due to the gain on fire, offset partially by the recognition of net operating loss carry forwards. There was no net provision for income taxes for the year ended December 31, 1996, due to the net operating loss carryforwards.

             DISCONTINUED OPERATIONS, NET OF TAX. Discontinued Operations, net of tax, decreased primarily due to lower sales volume at Kover in 1997 as compared to 1996. Kover was sold in January 1998 and no material gain or loss resulted.

             NET INCOME. Net income for the year ended December 31, 1997 increased primarily due to the 1997 settlement with the Company's insurance company pertaining to the fire in Hampton, S.C. and the Company's three 1997 acquisitions; a full twelve months results of SDSSC in 1997, which was acquired in October 1996.

YEAR 2000 COMPUTER ISSUES

Computer programs have typically abbreviated dates by eliminating the first two digits of the year under the assumption the these to digits would be 19. As the year 2000, approaches, these systems may not be able to recognize current dates. The Company has reviewed its computer programs as they relate to electronic exchanges with customers and suppliers and has adopted a Year 2000 Plan that will be carried out during 1998. The Company does not expect its implementation to have a material effect on the Company's earnings or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

             The Company's sources of cash during 1997 has primarily been the proceeds from the issuance of debentures, common stock, preferred stock and bank borrowings. Operating activities used cash, primarily from increases in accounts receivable and increases in other assets. The cash used in Investing activities was principally due to the acquisition of the SDSGA, SDSPA and SDSVA. Financing activities provided cash, principally due to proceeds from debentures, common stock, preferred stock and bank financing. In addition, the gain from Settlement with the Company's insurance company pertaining to the fire in Hampton, S.C. fire loss had a significant effect on operating activities.

             At December 31, 1997 the Company had a line of credit with a bank for $4,000,000. The line of credit is a demand note and bears interest at prime plus 1%. Interest is payable monthly. At December 31, 1997, the Company had $3,703,618 in outstanding borrowings under the line. Substantially all of the Company's assets are collateralized for the loan. In addition, the Company entered into a $5 million term loan, with its bank. The term loan bears interest at a rate of prime plus 1%, and is payable $83,333 in principle plus interest monthly with a balloon payment on April 30, 1999. In January 1998, the line of credit was reduced to $3 million and the term loan was increased to $6 million.

             During the first quarter of 1996, the Company entered into an agreement with a leasing company, whereby the Company assigned with recourse two of the five on-site equipment leases it obtained. The terms of the agreement provide for a rate of prime plus 2% and the collateralizing of certain on-site equipment. The Company received $290,483, under this arrangement. During 1997, the Company did not enter into any such leasing agreement.

             Warrants to purchase 424,000 shares of common stock were exercised during 1996 for aggregate cash proceeds of $986,000.

             On October 15, 1996, the Company purchased certain assets of Chambers. The assets purchased consisted primarily of real estate and improvements comprising a waste incineration facility, together with all of the equipment, vehicles, machinery, supplies and inventory associated with such incinerator facility (the "Facility"). Chambers operated the Facility as a waste disposal incinerator facility for solid, medical and special waste prior to the closing. Since the closing the Company has focused on the incineration of medical and special waste. The purchase price for the Facility amounted to $3.6 million, payable $1 million in cash at closing and the issuance of a $2.6 million four year non-interest bearing promissory note. The cash portion of the purchase price was paid out of cash on hand and available borrowing under the Company's working capital line of credit.

           On February 13, 1997, the Company completed a private placement of 10% Convertible Redeemable Debentures due July 1, 2000 ("the Debentures"), raising net proceeds of approximately $2.7 million. The Debentures are convertible into shares of common stock at the holder's option any time prior to redemption or maturity at a conversion price of $2.925 in principal amount for each share of common stock. At December 31, 1997 the Company had $1,660,480 in Debentures outstanding. A portion of the proceeds from the Debentures was used to reduce the outstanding balance on the Company's line of credit.

             On June 1, 1997, a fire occurred at the Company's incineration facility in Hampton, South Carolina. Damage occurred in various parts of the facility, causing the facility to shut down operations. During the shut down period, the Company continued to accept medical waste, repackage such waste and route the waste to other facilities for disposal, including the autoclave facility managed by the Company in Marcus Hook, Pennsylvania. The plant reopened on June 30, 1997. Repairs on the facility were completed and the facility became operational August 1997. In August 1997, the Company reached a settlement with one of its insurance companies for approximately $3.3 million. After deducting $1.9 million in rebuilding and incremental costs related to the fire, the Company recorded a $1.4 million gain from insurance settlement fire for the year ended December 31, 1997.

             On September 25, 1997, the Company purchased substantially all of the assets and business of EWR for $1.7 million payable in cash at closing. The Company had provided a $200,000 line of credit to EWR prior to the purchase. The outstanding balance on the line of credit of $200,000 was added to the purchase price. The purchase price was paid out of cash on hand and available borrowings under the Company's working capital line of credit with its Bank.

             On November 10, 1997, the Company purchased certain assets of BMG for $850,000 in cash and 200,000 shares (valued at $5 per share) of Company common stock. The Company received credits at closing amounting to $250,000 for necessary repairs and maintenance at the autoclave facility, as well as miscellaneous credits for advances made under the management agreement. The cash portion of the purchase price was paid from the net proceeds of a private placement of Series A preferred stock. In a related transaction, in November 1997, the Company purchased the real property and certain assets of the autoclave facility from an unrelated third party. The Company paid aggregate consideration of $1.4 million, consisting of $900,000 in cash at closing and a $500,000 purchase money note secured by the real property. The purchase money note is payable monthly over five years without interest. The cash portion of the purchase price was paid from the net proceeds of private placement of 9% Convertible Redeemable Series A Preferred Stock "the Series A Preferred Stock".

             On November 7, 1997, the Company purchased 100% of the capital stock of Incendere for $12 million, payable in cash, with $10 million paid at closing and $2 million held in escrow pending the determination of revenues of Incendere for the four month period prior to the closing. The determination date was February 1998, at which time the escrow balance was released to the seller. In this connection, the Company anticipates no material changes resulting from the determination of revenues as referred to above. The purchase price was paid from a $4 million equity financing consummated on November 7, 1997, of which $2 million was part of the proceeds of the offering described below, cash on hand and available borrowings under the Company's line of credit and a term loan with a bank, described above.

             On January 30, 1998, the Company sold 100% of the capital stock of Kover to MPK Holdings, Ltd., an Ohio limited liability company ("MPK"). MPK is wholly owned by Philip W. Kubec and Melissa Kubec, his wife (the "Kubecs"). Mr. Kubec was the president and chief executive officer of Kover and a director of the Company. The Company received aggregate consideration for the sale of Kover of $2.7 million payable $1.2 million in cash at closing and the balance of $1.5 million in promissory notes. The $1.2 million cash was used to pay down the Company's line of credit with its bank discussed above. The Company received two promissory notes, one for $960,000 from MPK (the "MPK Note") and one for $540,000 from Kover (the "Kover Note"), The MPK Note is payable interest only monthly at the rate of 8.25% per annum, with the principal balance due at the end of five years. The Kover note is payable interest only monthly at the rate of 8.25% per annum with the principal due at the end of seven years. The MPK
Note is guaranteed by Kover and the Kubecs and is secured by a pledge of 100% of the capital stock of Kover. The Kover Note is guaranteed by MPK. The MPK and Kover Notes are subordinate to $1.6 million in financing receive by MPK. The Kubec Guarantee is secured by a pledge of 20,000 shares of common stock of the Company owned by the Kubecs. The Company believes that the sale of Kover will not have a material effect on the Company's liquidity and that Kover's operations will be able to service such debt.

             During September 1997 and October 1997, the Company completed a private placement of the "Series A Preferred Stock" raising net proceeds of approximately $3.9 million.

             In November 1997, the Company sold an aggregate of 1,600,002 shares pursuant to Regulation S as promulgated pursuant to the Securities Act of 1933 as amended, raising net proceeds of approximately $5.4 million.

             The Company plans to expand and make improvements at the SDSSC incinerator during 1998 for approximately $1.2 million. This expansion will be financed through new long term financing and internally generated working capital.

             The Company also intends to acquire other companies in the medical waste business during 1998. These acquisitions are expected to be financed through the issuances of equity securities and other sources of borrowings.

             The Company believes that it has sufficient working capital and will be able to meet its current obligations from cash flows during the next twelve months.

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

             NEW FASB PRONOUNCEMENTS. The Company is required to implement FAS No. 130 "Reporting Comprehensive Income" in fiscal 1998. FAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting form investments by owners and distributions to owners. Among other disclosures, FAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income to be reported in a financial statement that displays with the same prominence as other financial statements.

             Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

             These new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative financial information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

ITEM 7. FINANCIAL STATEMENTS.

        Index to Consolidated Financial Statements

                                                                                                   PAGE

Report of Independent Certified Public Accountants..........................................        27
Consolidated Balance Sheet as of December 31, 1997
   and 1996.................................................................................        28
Consolidated Statements of Operations for the years ended
   December 31, 1997 and 1996...............................................................        29
Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1997 and 1996...............................................................        30
Consolidated Statements of Cash Flows for the years ended
   December 31, 1997 and 1996...............................................................        31
Notes to Consolidated Financial Statements..................................................        32


               Report of Independent Certified Public Accountants

Board of Directors and Shareholders
Med/Waste, Inc.

We have audited the accompanying consolidated balance sheets of Med/Waste, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Med/Waste, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Miami, Florida
March 25, 1998

                                                                BDO Seidman, LLP

                        Med/Waste, Inc. and Subsidiaries
                           Consolidated Balance Sheet

                                                                                          DECEMBER 31,
                                                                               -------------------------------
                                                                                  1997                 1996
                                                                               ------------       ------------
ASSETS (NOTE 5)
Current assets:
  Cash and cash equivalents                                                    $    984,708       $     81,820
   Accounts receivable, net of allowances of $108,000
        and $16,000                                                               5,525,528          1,180,800
   Current portion of notes receivable from autoclaves (note 15)                         --             43,000
   Net assets of discontinued operations (note 8)                                 2,632,909          2,284,014
   Inventories                                                                      238,653            183,831
   Prepaid expenses and other (Note 9)                                              735,779            163,619
                                                                               ------------       ------------
Total current assets                                                             10,117,577          3,937,084
Notes receivable from autoclaves net of current portion
  (note 15)                                                                              --            263,000
Property, plant and equipment, net (note 3)                                      10,636,803          4,926,157
Excess of purchase price over net assets acquired,
  net of accumulated amortization of $68,000                                     11,919,106                 --
Other assets (note 4)                                                             2,095,578            481,098
                                                                               ------------       ------------
Total assets                                                                   $ 34,769,064       $  9,607,339
                                                                               ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                    $  2,511,280       $  1,282,998
   Current portion of notes payable and debentures (note 5)                       4,094,861            894,599
   Current portion of capital lease obligations (note 10)                           397,371            149,007
   Income tax payable (note 9)                                                      116,000
   Customer deposits                                                                 23,640             38,564
                                                                               ------------       ------------
Total current liabilities                                                         7,143,152          2,365,168

Capital lease obligations, less current portion (note 10)                           502,239            377,189
Notes payable and debentures less current portion (note 5)                        8,496,605          2,180,615
Deferred income tax liability (note 9)                                              702,000                 --
                                                                               ------------       ------------
                                                                                  9,700,844          2,557,804
Commitments and contingencies (note 12)

Shareholders' equity (notes 2, 6, 7, 14 and 17):
Preferred stock, $.10 par value; 1,000,000 shares
     authorized; none outstanding                                                        --                 --
Preferred stock, .01 par value; 60,000 shares
     authorized, 42,969 outstanding
     ($100 per share liquidation preference)                                            430                 --
Common stock, $.001 par value; 10,000,000 shares
     authorized; 4,629,699 and 2,328,499
     shares issued and outstanding                                                    4,630              2,329
Additional paid-in capital                                                       18,625,685          6,870,430
Warrant subscriptions receivable                                                   (258,003)          (288,003)
Deficit                                                                            (417,017)        (1,869,732)
                                                                               ------------       ------------
                                                                                 17,955,725          4,715,024
   Less cost of treasury stock: 11,824 shares                                       (30,657)           (30,657)
                                                                               ------------       ------------
   Total shareholders' equity                                                    17,925,068          4,684,367
                                                                               ------------       ------------
Total liabilities and shareholders' equity                                     $ 34,769,064       $  9,607,339
                                                                               ============       ============

           SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES
                     TO CONSOLIDATED FINANCIAL STATEMENTS.

                        Med/Waste, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                                       YEARS ENDED DECEMBER 31,
                                                  -------------------------------
                                                       1997               1996
                                                  ------------       ------------
Revenues                                          $ 13,547,960       $  4,869,697
                                                  ------------       ------------
Costs and expenses:
   Operating costs                                   8,914,359          3,407,083
   Administrative and selling expenses               3,378,939          1,958,416
   Amortization of intangibles                         187,924             43,819
                                                  ------------       ------------
         Total                                      12,481,222          5,409,318
                                                  ------------       ------------
Operating profit (loss)                              1,066,738           (539,621)

Gain from insurance settlement (note 16)             1,357,376                 --
Other income (expense), net                           (378,622)           210,535
                                                  ------------       ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                               2,045,492           (329,086)
Income tax (benefit) (note 9)                          627,768           (134,527)
                                                  ------------       ------------
Income (loss) from continuing operations             1,417,724           (194,559)

Discontinued operations, net of $71,000
 and $134,527 taxes (note 8)                           131,671            409,885
                                                  ------------       ------------
NET INCOME                                        $  1,549,395       $    215,326
Preferred stock dividend                                96,680                 --
                                                  ------------       ------------
Net income available to common shareholders       $  1,452,715       $    215,326
                                                  ============       ============
Earnings (loss) per share - basic
    From continuing operations                    $        .52       $       (.10)

    Discontinued operations, net of taxes                  .05                .20
                                                  ------------        -----------
                                                  $        .57       $        .10
                                                  ============       ============
Weighted Average number of common shares
 outstanding-basic                                   2,559,905          2,043,065

Earnings (loss) per share - diluted:
    From continuing operations                    $        .38        $      (.08)

    Discontinued operations, net of taxes                  .05                .17
                                                  ------------         ----------
                                                  $        .43        $       .09
                                                  ============       ============
Weighted Average number of common shares
  outstanding - diluted                              3,922,848          2,374,118


          SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                        Med/Waste, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

                     Years ended December 31, 1997 and 1996

                                        PREFERRED STOCK                    COMMON STOCK
                                      --------------------            ---------------------
                                      SHARES        AMOUNT            SHARES         AMOUNT
                                      ------        ------            ------         ------

Balance at January 1, 1996                            --             1,903,588      $1,904

Issuance of common shares
     for exercise of private
     placement warrants                   --          --               424,000         424
Warrant subscriptions receivable                                                        --
Issuance of common shares
    for services                          --          --                   911           1
Net income for the year                   --          --                    --          --
                                     -------         ---             ---------      ------
Balance at December 31, 1996                                         2,328,499      $2,329

Conversion of debentures into
     common shares                        --          --               458,000         458
Issuance of preferred shares         429,690         430                    --          --
Issuance of common stock pursuant
     to Regulation S                      --          --             1,600,000       1,600
Issuance of stock for services            --          --                 3,200           3
Issuance of stock for BMG
     acquisition                          --          --               200,000         200
Proceeds from stock subscription          --          --                    --          --
Exercise of options                       --          --                40,000          40
Net income for the year                   --          --                    --          --
Dividends
                                     -------         ---             ---------      ------
TOTAL                                429,690         430             4,629,699      $4,630
                                     =======         ===             =========      ======




                                     ADDITIONAL        WARRANT                                            TOTAL SHARE-
                                      PAID IN       SUBSCRIPTIONS                        TREASURY            HOLDERS'
                                      CAPITAL         RECEIVABLE        DEFICIT           STOCK               EQUITY
                                     ----------     -------------       -------          --------          -----------

Balance at January 1, 1996        $  5,882,837              --          $ (2,085,058)     $    (30,657)     $  3,769,026

Issuance of common shares
     for exercise of private
     placement warrants                985,842              --                    --                --           986,266
Warrant subscriptions receivable            --        (288,003)                   --                --          (288,003)
Issuance of common shares
    for services                         1,751              --                    --                --             1,752
Net income for the year                     --              --               215,326                --           215,326
                                   ------------      --------           ------------      ------------      ------------
Balance at December 31, 1996       $  6,870,430      (288,003)          $ (1,869,732)     $    (30,657)     $  4,684,367

Conversion of debentures into
     common shares                    1,339,520            --                     --                --         1,339,978
Issuance of preferred
     shares                           3,885,806            --                     --                --         3,886,236
Issuance of common stock pursuant
     to Regulation S                  5,416,922            --                     --                --         5,418,522
Issuance of stock for services           11,997            --                     --                --            12,000
Issuance of stock for BMG
     acquisition                        999,800            --                     --                --         1,000,000
Proceeds from stock subscription             --        30,000                     --                --            30,000
Exercise of options                     101,210            --                     --                --           101,250
Net income for the year                      --            --              1,549,395                --         1,549,395
Dividends                                                                    (96,680)                            (96,680)
                                   ------------      --------           ------------      ------------      ------------
TOTAL                              $ 18,625,685      (258,003)          $   (417,017)     $    (30,657)     $ 17,925,068
                                   ============      ========           ============      ============      ============





            SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS

                        Med/Waste, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                               YEARS ENDED DECEMBER 31,
                                                            ----------------------------
                                                               1997               1996
                                                            -----------      -----------
OPERATING ACTIVITIES:
Net earnings from continuing operations                     $  1,417,724      $   (194,559)
      Adjustments to reconcile net earnings to
        net cash (used) in operating activities,
      Gain from insurance settlement
        net of effects of acquisitons:                        (1,357,376)

          Depreciation and amortization                     $    601,501      $    280,019
      Discontinued operations
          Provision for doubtful notes and accounts
                receivable                                  $     97,964      $     33,486
          Issuance of stock for services                    $     12,000      $         --
          Changes in operating assets and liabilities;
           net of assets acquired:
            (Increase) in accounts receivable               $ (2,038,010)     $   (861,824)
            (Increase) in notes receivables                 $   (220,000)     $   (374,000)
            (Increase) in inventories                       $    (54,822)     $    (46,899)
            (Increase) in prepaid expenses                  $   (451,160)     $    (46,887)
            (Increase) in net assets of discontinued
              activities                                    $   (348,895)     $   (828,194)
            (Increase) in other assets                      $ (1,734,433)     $   ( 48,312)
            (Decrease) Increase in accounts payable and
                accrued expenses                            $   (373,860)     $    428,269
            (Decrease) Increase in customer deposits        $    (14,924)     $      5,297
            Increase (decrease) in income tax payable       $    818,000      $         --
                                                            ------------      ------------
Net cash (used in) operating activities                     $ (3,206,291)     $ (1,243,719)

INVESTING ACTIVITIES:
  Proceeds from settlement with insurance company           $  3,318,600
  Acquisition of businesses                                 $(17,531,683)     $   (831,254)
  Purchase of operating equipment                           $ (4,610,725)     $   (211,646)
  Sale of fixed income investments                          $          0      $    750,238
  Other, Net                                                $          0      $     66,340
                                                            ------------      ------------
  Net cash used in investing activities                     $(16,239,558)     $   (226,322)

FINANCING ACTIVITIES:
  Additions to notes payable                                $    252,806      $         --
  Payments on notes payables                                $   (196,307)     $    (61,243)
  Additions to long term debt                               $ 13,802,267      $    793,924
  Payments on long term debt                                $ (4,286,015)     $         --
  Issuance of common and preferred stock                    $ 10,745,986      $    698,263
  Payment of stock subscription receivable                  $     30,000      $         --
                                                            ------------      ------------
  Net cash provided by financing activities                 $ 20,348,737      $    430,944
                                                            ------------      ------------
  Net increase in cash and cash equivalents                 $    902,888      $    (39,097)
  Cash and cash equivalents at beginning of period          $     81,820      $    120,917
                                                            -----------       ------------
  Cash and cash equivalents at end of period                $    984,708      $     81,820
                                                            ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                      $    263,532       $   111,227
                                                            ============       ===========
Notes and payables for acquisition of SDSSC                           --       $ 2,770,249
                                                            ============       ===========
Issuance of common stock for notes receivable                         --       $   288,003
                                                            ============       ===========
Shares issued in connection with acquisitions
of BMG, Inc.                                                $  1,000,000               --
                                                            ============       ===========



               SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES
                     TO CONSOLIDATED FINANCIAL STATEMENTS.

                        Med/Waste, Inc. And Subsidiaries
             Notes to Consolidated Financial Statements (continued)

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Med/Waste, Inc. (the "Company") is a holding company which, through its subsidiaries, is engaged in the businesses of medical waste management. The medical waste management operations are conducted through Safety Disposal System, Inc. ("SDS") Safety Disposal System of South Carolina, Inc. ("SDSSC"), Safety Disposal System of Pennsylvania, Inc. ("SDSPA"), Safety Disposal System of Georgia, Inc. ("SDSGA") and Safety Disposal System of Virginia, Inc. ("SDSVA"), collectively referred to as the "Waste Companies".

The Company was incorporated in November 1991 under the laws of the State of Delaware. In March 1992, the Company purchased 100% of the capital stock of SDS. In June 1994, the Company acquired 100% of the capital stock of Kover which was later sold by the Company subsequent to year-end 1997. The commercial cleaning services operation, which is shown as a discontinued operation of the Company, was conducted through The Kover Group, Inc. ("Kover"). In October 1996, the Company, through its wholly-owned subsidiary SDSSC, purchased certain incineration related assets of Chambers Medical Technologies of South Carolina, Inc., a South Carolina company ("Chambers"). In September 1997, the Company, through SDSGA, acquired substantially all of the assets and business of Environmental Waste Reductions, Inc. ("EWR"), a medical waste hauler in Georgia and Tennessee. In November 1997, the Company through SDSVA, acquired 100% of the capital stock of Incendere, Inc. ("Incendere"), a medical waste hauler with operations in Pennsylvania, Virginia, South Carolina and North Carolina. In November 1997, the Company through SDSPA, purchased certain assets of Bonham Management Group, Inc. ("BMG") and in a related transaction purchased the real property and certain assets of an autoclave facility from a third party in Pennsylvania.

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

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated.

                        Med/Waste, Inc. And Subsidiaries
             Notes to Consolidated Financial Statements (continued)

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.


         INVENTORIES

         Inventories are accounted for under the First-in-First-out (FIFO) method of accounting.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is carried at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from 5 to 30 years.

         EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

         Excess of purchase price over net assets acquired consists of goodwill amortized over a useful life of forty years. The Company continually evaluates the carrying value of its intangible assets. Impairments are recognized when the expected future operating cash flows to be derived from such intangible assets are less than their carrying values.

         OTHER ASSETS

         The Company capitalizes certain pre-acquisition and financing costs into other assets. Pre-acquisition costs incurred on successful acquisitions are allocated to net assets acquired and financing costs are amortized over the life of the underlying agreements. Pre-acquisition costs incurred on unsuccessful acquisitions are charged to expense. Amortization on intangible assets has been provided based on the straight-line method over the useful lives of respective assets. Impairments are recognized when the expected future operating cash flows to be derived from such intangible assets are less than their carrying values.


         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable and debentures. The carrying amounts of such financial instruments as reflected in the consolidated balance sheets approximate their estimated fair value as of December 31, 1997 and 1996. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.
                                     - 33 -

                        Med/Waste, Inc. And Subsidiaries
             Notes to Consolidated Financial Statements (continued)

         INCOME TAXES

         Income taxes are accounted for using the liability approach under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

         NET INCOME AVAILABLE PER COMMON SHARE

         In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 (the "Statement") establishes standards for computing and presenting earnings per share ("EPS"). This Statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures. This Statement also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The statement requires restatement of all prior period EPS data presented, accordingly, all prior periods have been restated.

         NEW FASB PRONOUNCEMENTS

         Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         These new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative financial information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

                        Med/Waste, Inc. And Subsidiaries
             Notes to Consolidated Financial Statements (continued)

2.  ACQUISITIONS

On October 15, 1996, the Company purchased certain assets of Chambers. The assets purchased consisted primarily of real estate and improvements comprising a waste incineration facility, together with all of the equipment, vehicles, machinery, supplies and inventory associated with such incinerator facility (the "Facility"). The purchase price for the Facility amounted to $3.6 million payable $1 million in cash at closing and the issuance of a $2.62 million four
(4) year non-interest bearing promissory note. The Company received certain credits against the cash portion of the purchase price for repairs, taxes and similar items.

On September 25, 1997, the Company purchased substantially all of the assets and business of EWR for $1,687,000 payable in cash at closing. The Company had provided a $200,000 line of credit to EWR prior to the purchase. The outstanding balance on the line of credit of $200,000 was added to the purchase price. The cost of the acquisition was allocated to the tangible and intangible assets and resulted in $50,000 allocated to permits and $1,577,992 as excess of purchase price over net assets acquired for the EWR acquisition.

On November 10, 1997, the Company purchased certain assets of BMG for $850,000 in cash and 200,000 shares of Company common stock, valued at $5 per share, the then market value. The Company received credits at closing amounting to $250,000 for necessary repairs and maintenance at the autoclave facility, as well as miscellaneous credits for advances made under the management agreement described below. The cost of the acquisition was allocated to the tangible and intangible assets and resulted in $50,000 allocated to permits and $1,973,040 as excess of purchase price over net assets acquired for the BMG acquisition.

In a related transaction, on November 6, 1997, the Company purchased the real property and certain assets of the autoclave facility from an unrelated third party. The Company paid $1.4 million, consisting of $900,000 in cash at closing and a $500,000 purchase money note secured by the real property.

On November 7, 1997, the Company purchased 100% of the capital Stock of Incendere for $12.0 million, payable in cash, with $10.0 million paid at closing and $2.0 million held in escrow pending the determination of revenues of Incendere for the four month period prior to the closing. The cost of the acquisition was allocated to the tangible and intangible assets and resulted in $1,100,000 as customer lists and trademarks and $7,879,968 as excess of purchase price over net assets acquired for the Incendere acquisition.

The following summarized unaudited pro forma consolidated results of operations have been prepared as if the acquisition of SDSVA, SDSGA and SDSPA had occurred at the beginning of 1996 and includes pro forma adjustments for interest, depreciation and amortization:

                                                    1997               1996
                                                 ------------      ------------
REVENUES                                         $ 25,683,502      $ 20,421,284
NET INCOME (LOSS) from continuing
  operations                                     $                 $ (4,690,992)
Discoutinued operations
Net income
As reported:

Pro-forma:
Earnings (loss) per share - basic
  From continuing operations                     $                 $      (2.30)
  Discontined operations, net of taxes                    .08               .20
                                                 ------------      ------------
                                                 $                 $      (2.10)
Weighted Average number of common share          ------------      ------------
  outstanding-basic                                 2,559,905         2,043,065

Earnings (loss) per share - diluted:

  From continuing operations                     $                 $      (2.30)
  Discontined operations, net of taxes                    .05               .20
                                                 ------------      ------------
Weighted Average number of common share          $        .12      $      (2.10)
  outstanding - diluted                          ------------      ------------
                                                    3,922,648         2,043,065


                        Med/Waste, Inc. And Subsidiaries
             Notes to Consolidated Financial Statements (continued)

The acquisitions discussed above were accounted for under the purchase method of accounting and their respective operations have been included in the Company's consolidated financial statements since the date of each acquisition or from when operating control was obtained by the Company, if earlier. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31:

                                                         1997              1996
                                                    ------------       ------------
          Land                                      $    416,000       $    230,000
          Building                                     1,988,541            300,000
          Incinerator and autoclaves                   3,992,099          3,498,186
          Operations equipment                         4,161,353                 --
          Equipment under capital leases                 462,959            555,021
          Computer, office and other equipment           706,838            872,758
                                                    ------------       ------------
          Total                                       11,727,790          5,455,965
          Less accumulated depreciation               (1,090,987)          (529,808)
                                                    ------------       ------------
          Net property, plant and equipment         $ 10,636,803       $  4,926,157
                                                    ============       ============



Depreciation expense aggregated $576,953 and $349,749 for 1997 and 1996, respectively.

4. OTHER ASSETS

Other assets consist of the following at December 31:

                                              1997            1996
                                           ----------      ----------
          Customer lists                   $1,669,860      $  618,616
          Deferred pre-acquisition costs      435,017              --
          Other                               262,701          82,482
                                           ----------      ----------
                                           $2,367,578      $  701,098
          Less accumulated amortization      (272,000)       (220,000)
                                           ----------      ----------
                                           $2,095,578      $  481,098
                                           ==========      ==========

Substantially all of the accumulated amortization pertains to the customer lists.

                        Med/Waste, Inc. And Subsidiaries
             Notes to Consolidated Financial Statements (continued)

5.  Notes Payable and Debentures

Notes payable and debentures consist of the following at December 31:

                                                  1997             1996
                                              -----------      -----------
          Note payable - Chambers (1)         $ 2,173,485      $ 2,262,821
          Term loan (2)                         6,000,000               --
          Line of credit (2)                    2,703,618          723,000
          Debentures (3)                        1,327,096               --
          Note payable (4)                        387,267               --
          Other                                        --           17,393
                                              -----------      -----------
          Total                                12,591,466        3,003,214
          Less current portion                  4,094,861          894,599
                                              -----------      -----------
          Total                               $ 8,496,605      $ 2,180,615
                                              ===========      ===========

The minimum annual debt payments for the next five years required under the terms of the notes payable and debentures are as follows:

              1998            $ 4,095,000
              1999              5,881,000
              2000              2,463,000
              2001                 78,000
              2002                 74,000
                              -----------
                              $12,591,000
                              ===========

During 1997 and 1996 interest expense aggregated $598,000 and $109,000, respectively.

(1) The note is non-interest bearing and is payable quarterly. The note is reflected, net of approximately $236,515 unamortized discount. The discount is based on an imputed interest rate of 6% (based on the prevailing tax exempt interest rate available to the Company). The note is secured by certain property and equipment (net book value $3.1 million) and an assignment of revenues and profits. The Company is required to make prepayments during the first two years, if it burns at least 72 million pounds of waste. The prepayments shall reduce the principal payments due in the fourth year of the note and under no event shall exceed $700,000 per year. No such prepayments were required during 1996 or 1997

                        Med/Waste, Inc. And Subsidiaries
             Notes to Consolidated Financial Statements (continued)

(2) The Company has a line of credit with a bank for $4 million. The line of credit is a demand note and bears interest at prime plus 1% (9.5% at December 31, 1997). Interest is payable monthly. At December 31, 1997, the Company had $3.7 million in outstanding borrowings under the line. Substantially all of the Company's assets, except for the SDSSC incinerator facility, are collateralized for the loan. The loan requires the Company to maintain minium levels of liquidity, profitability and net tangible worth. In addition, the Company entered into a $5 million term loan, with the bank. The term loan bears interest at a rate of prime plus 1% (9.5 % at December 31, 1997). Principal is payable at $83,333 monthly plus interest with a balloon payment due on April 30, 1999. In January 1998, the line of credit was reduced to $3 million and the term loan was increased to $6.0 million. In this connection, the interest rate and the principal payments remained unchanged, however a balloon payment was increased to $4.7 million due April 30, 1999. Accordingly, the $1 million of short-term debt has been reclassified to long-term debt.

(3) On February 13, 1997, the Company completed a private placement of 10% Convertible Redeemable Debentures due July 1, 2000 ("the Debentures"), raising net proceeds of approximately $2.7 million. Interest is payable semi-annually on July 1 and January 1. The Debentures are subordinated to the other debt of the company. The Debentures are convertible into shares of common stock at the holder's option any time prior to redemption or maturity at initial conversion price of $3.25 in principal amount for each share of common stock. The conversion price was subsequently changed to $2.925. During 1997, approximately $1.3 million of the Debentures were converted into 458,000 shares of common stock. At December 31, 1997 the Company had $1,327,096 in Debentures outstanding shown net of $333,384 in unamortized bond issue costs. A portion of the proceeds from the Debentures was used to reduce the outstanding balance on the Company's line of credit.

(4) On November 6, 1997, the Company, issued a $500,000 purchase money note secured by real estate. The note is payable monthly over five years and is reflected, net of a $104,400 discount. The discount is based on an imputed interest rate of 10%.

6.  STOCK WARRANTS

In January 1977, October 1977 and November 1997, the Company issued an aggregate of 273,848 warrants to its placement agent in connection with the issuance of the Debentures and the Series A Preferred Stock. Such warrants have exercise prices which range from $2.925 to $5.00 per share.

In November 1997, the Company issued an aggregate of 58,185 warrants to its underwriter in connection with the sale of common stock pursuant to Regulation S as promulgated pursuant to the Securities Act of 1933, as amended. Such warrants have an exercise price of $3.625. In connection therewith, the Company issued 25,000 warrants to a consulting firm for investment banking services at the then fair market value of the underlying stock. Such warrants have an exercise price of $4.25 per share.

In connection with the above, the exercise price of each warrant equals the fair value of the Company's common stock on the date of grant and the warrants' maximum term is five years.

7.  STOCK OPTIONS

The Company has three stock option plans (a) the 1993 Employee Stock Option Plan (the "1993 Plan") (b) the Directors Stock Option Plan (the "Directors Plan"), (the "Directors Plan, (c) and the 1996 Employee Stock Option Plan (the "1996 Plan").

Under the Directors Plan, as amended, each non-employee director receives automatic non-discretionary grants of options on June 2 of each year. On each grant date, each non-employee receives options to purchase 3,000 shares of common stock for service on the board, additional options to purchase 3,000 shares of common stock for service on each committee of the board, other than the executive committee and additional options to purchase 3,000 shares for service as chairman of a committee other than the executive committee. Non-employee directors receive options to purchase 6,000 shares for service on the executive committee and an additional 6,000 as chairman of the executive committee. In June 1997 and 1996, the Company granted options to purchase 57,000 and 137,500 shares of common stock, respectively. Each option has a term of five years and is exercisable commencing six months following the date of grant.

All officers and employees are eligible for grants of options under the 1993 and 1996 Plans, which are administered by a stock option committee which has the discretion to determine to whom, the amount, exercise prices, exercise terms and all other matters relating to the grant of options under such plans. Options to purchase 20,000 and 25,000 shares were granted under the 1993 Plan in 1997 and 1996 at the then fair market value of the underlying shares. As of December 31, 1996 options to purchase 16,250 shares under the 1993 Plan were exercised, and options to purchase 665,425 shares were outstanding at exercise prices ranging from $2.125 to $4.3125 per share. Options to purchase an aggregate of 400,000 shares were granted under the 1996 Plan in 1997 and 1996, respectively, at the then fair market value of the underlying shares. As of December 31, 1996 options to purchase 400,000 shares were outstanding under the 1996 Plan. All options granted under the 1993 and 1996 Plan vest 25% at the time of the grant and an additional 25% on each anniversary date thereafter.

The exercise price of all options granted by the Company since inception was the closing market price of the underlying common stock on the grant date.

At December 31, 1997, options granted under the Directors Plan, as amended the 1993 Plan and the 1996 Plan were accounted for under APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the plans. Under APB Opinion 25, because the exercise price of the Company's stock option plans equal the market price of the underlying stock on the date of grant, no compensation cost is recognized.

FASB Statement 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. For purposes of this disclosure, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions in 1997 and 1996, respectively: no dividends; expected volatility of 25% and 49%, respectively, risk-free interest rates of 6% and expected lives of two years.

Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                     1997             1996
                                                 -------------      -----------
AS REPORTED

Net income (loss) from Continuing Operations     $  1,417,724      $   (295,508)

Net Income from Discontinued Operations,
  net of $71,000 and $34,000 of taxes            $    131,671      $    249,445

Net Income                                       $  1,549,395      $    215,326


PRO FORMA

Net income (loss) from Continuing Operations     $  1,345,745      $   (345,068)

Net Income from Discontinued Operations,
  net of $71,000 and $34,000 of taxes            $    131,671      $    510,834

Net Income                                       $  1,477,416      $    165,766



AS REPORTED - BASIC

Earnings (loss) per share - basic
From continuing operations                       $       0.52      $       (.10)

Discontinued operations, net of taxes                    0.05               .20
                                                 ------------      ------------
Earnings per share                               $       0.57      $       0.10
                                                 ============      ============

PRO FORMA - BASIC

Earnings (loss) per share - basic
From continuing operations                       $       0.49      $       (.14)

Discontinued operations, net of taxes                    0.05               .20
                                                 ------------      ------------
Earnings per share                               $       0.54      $        .06
                                                 ============      ============


AS REPORTED - DILUTED

Earnings (loss) per share - diluted
From continuing operations                       $       0.38      $       (.12)

Discontined operations, net of taxes                     0.05              0.22
                                                 ------------      ------------
Earnings per share                               $       0.43      $       0.10
                                                 ============      ============

PRO FORMA - DILUTED

Earnings (loss) per share - diluted
From continuing operations                       $       0.32      $       (.08)

Discontinued operations, net of taxes                    0.03               .17
                                                 ------------      ------------
Earnings per share                               $       0.35      $       0.07
                                                 ============      ============




                        Med/Waste, Inc. And Subsidiaries
             Notes to Consolidated Financial Statements (continued)


A summary of the status of the Company's three stock option plans as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                                   1997                            1996
                                 1997 SHARES  WEIGHTED-AVG.   1996 SHARES      WEIGHTED-AVG.
                                    (000)     EXERCISE PRICE     (000)        EXERCISE PRICE
                                 -----------  --------------  -----------     --------------
          OUTSTANDING AT
          BEGINNING OF YEAR            1,369           $2.60         1,001             $2.48

          GRANTED                        372           $3.57           368             $2.93
                                 -----------   --------------  -----------    --------------
          OUTSTANDING AT YEAR-
          END                          1,741           $2.81         1,369             $2.60
                                 -----------   --------------  -----------    --------------
          OPTIONS EXERCISABLE
          AT YEAR-END                  1,263           $2.63         1,063             $2.52

          WEIGHTED-AVERAGE
          FAIR VALUE OF
          OPTIONS GRANTED
          DURING THE YEAR               $.53                          $.32





The following table summarizes information about fixed stock options outstanding at December 31, 1997:


                                                                                                                WEIGHTED-
                           NUMBER               WEIGHTED-              WEIGHTED-              NUMBER             AVERAGE
   RANGE OF            OUTSTANDING AT            AVERAGE                AVERAGE           EXERCISABLE AT      EXERCISE PRICE
EXERCISE PRICES           12/31/97              REMAINING           EXERCISE PRICE           12/31/97         (EXERCISABLE
---------------            (000)            CONTRACTUAL LIFE         (ALL OPTIONS)            (000)           OPTIONS ONLY)
                       --------------       -----------------      ----------------      ---------------      --------------
$2.13 to $3.00                  1,343              2.1  years                 $2.41                1,084               $2.44
$3.01 to $5.19                    398              2.8  years                 $4.15                  179               $3.75
                       --------------       -----------------      ----------------      ---------------      --------------
                                1,741              2.2  years                 $2.81                1,263               $2.63
                       ==============       =================      ================      ===============      ==============



8.  DISCONTINUED OPERATIONS, NET OF TAX.

In January 1998, the Company sold 100% of the common stock of Kover as a result of the sale, the Company does not expect any material gain or loss. Earnings from the discontinued janitorial segment amounted to $131,671 in 1997 and $409,885 in 1996, net of applicable income taxes and are shown separately in the Consolidated Statements of Operations. The results of the discontinued operations of Kover reflect an interest allocation of approximately $140,000 in 1997 and 1996, based on the interest expense relating to debt that was previously loaned by the Company to Kover. No general corporate overhead has been allocated to discontinued operations.

Net assets and statement of operations highlights of Kover, the discontinued janitorial segment at the end of each year consist of the following:

                                                                        1997              1996
                                                                    -----------       -----------
          Cash and cash equivalents                                 $        --       $     34,234
          Accounts receivable, net of allowances                        657,881            656,965
          Current portion of notes receivable from franchisees        1,552,698          1,110,104
          Other current assets                                          253,213            133,917
          Notes receivable from franchisees, net of current
           portion                                                      943,495          1,032,669
          Property, plant and equipment                                 138,353            196,455
          Other assets                                                       --             38,768
          Accounts payable and accrued liabilities                     (912,731)          (919,098)
          Other liabilities                                                  --                 --
                                                                    -----------       ------------
                 Net assets of discontinued operations              $ 2,632,909       $  2,284,014
                                                                    ===========       ============

          Revenues                                                  $11,470,750       $ 12,565,590
          Expenses                                                  (11,268,079)       (12,021,178)
                                                                    -----------       ------------
          Income before tax provision                               $   202,671       $    544,412
          Tax provision                                                 (71,000)          (134,527)
                                                                    -----------       ------------
          Discontinued operations                                       131,671            409,885
                                                                    ===========       ============



As a result of the sale of Kover, the Company no longer provides commercial cleaning services in its janitorial segment and accordingly, the Company only operates in the medical waste management business.

9.  INCOME TAXES

At December 31, 1997, the Company had Federal net operating loss carryforwards of approximately $530,000 that expire through 2010. For financial reporting purposes, no valuation allowance at December 31, 1997 has been recognized principally due to improved operating results and the gain on insurance settlement (note 16). A valuation allowance of $416,000 at December 31, 1996 had been recognized to offset the net deferred tax assets related to these carryforwards and other deferred tax asssets. The Company has an income tax provision of $627,768 in 1997 as a result of providing principally for the gain on the insurance settlement. The Company did not have an income tax provision in 1996 as a result of the utilization of net operating loss carryforwards. Realization of the benefits related to the net operating loss carryforwards may be limited in any one year due to IRS Code Section 382, change of ownership rules.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                              DECEMBER 31
                                                       -------------------------
                                                           1997          1996
                                                       ----------      ---------
CURRENT DEFERRED TAX ASSETS
---------------------------
  Allowance for bad debts                                 83,000          7,000
  Other                                                   38,000              0
                                                       ----------      ---------
  Total                                                  121,000          7,000
                                                       ----------      ---------

NONCURRENT DEFERRED TAX ASSETS & (LIABILITIES)
----------------------------------------------

  Difference in basis of property,
    plant and equipment                                 (352,000)      (131,000)
  Difference in basis due to gain on
    insurance settlement                                (555,000)             0
  Net operating loss carryforwards                       205,000        540,000
                                                      ----------      ---------
  Total                                                 (702,000)       490,000
                                                      ----------      ---------

  Net deferred tax asset (liability)
    before valuation allowance                          (581,000)       416,000

  Valuation allowance for net
    deferred tax assets                                        0       (416,000)
                                                      ----------      ---------
  Net deferred tax asset (liability)                    (581,000              0
                                                      ==========      =========

The provision (benefit) for income taxes from continuing and discontinued operations consists of the following components:

                        DECEMBER 31, 1997              DECEMBER 31, 1996
                    --------------------------     ------------------------
                    CONTINUING    DISCONTINUED     CONTINUING  DISCONTINUED
                    OPERATIONS     OPERATIONS      OPERATIONS   OPERATIONS
                    ----------     ----------      ----------   ----------
Current:
  Federal           $ (76,000)      $ 96,000        $(130,734)   $(130,734)
  State                75,000         21,000          (28,942)     (28,942)
                    ---------       --------        ---------    ---------
                       (1,000)       117,000         (159,676)     159,676
                    ---------       --------        ---------    ---------

Deferred:
  Federal             515,768        (38,000)          20,592      (20,592)
  State               113,000         (8,000)           4,558       (4,558)
                    ---------       --------        ---------    ---------
                      628,768        (46,000)          25,150      (25,150)
                    ---------       --------        ---------    ---------
                    $ 627,768       $ 71,000        $(134,527)   $ 134,527
                    =========       ========        =========    =========

The reconciliation between the provision for income taxes and the amount which results from applying the federal statutory tax rate of 34% to loss before income taxes is as follows:

                                                                     DECEMBER 31, 1997              DECEMBER 31, 1996
                                                                 --------------------------     ------------------------
                                                                 CONTINUING    DISCONTINUED     CONTINUING  DISCONTINUED
                                                                 OPERATIONS     OPERATIONS      OPERATIONS   OPERATIONS
                                                                 ----------     ----------      ----------   ----------
Income tax expense (credit) at statutory
  federal rate                                                   $ 695,000       $69,000         $(111,889)   $ 185,100
State taxes, net of federal benefit                                125,000         8,000           (25,424)      25,424
Utilization of net operating loss carryforwards                          0             0                 0      (78,000)
Non-deductible expenses                                             24,768         3,000             2,786        2,003
Alternative minimum tax                                             20,000             0                 0            0
Reversal of valuation allowance                                   (237,000)       (9,000)                0            0
                                                                 ---------       -------         ---------    ---------
                                                                 $ 627,768       $71,000         $(134,527)   $ 134,527
                                                                 =========       =======         =========    =========

10.  LEASES

The Company leases office and warehouse space and transportation and equipment under various operating leases that extended through 2002. These leases, some of which may be renewed for periods ranging from one to four years, require the Company to pay for certain operating expenses. The Company's rent expense for the years ended December 31, 1997 and 1996, amounted to $192,006 and $109,863, respectively.

Future minimum payments, by year and in the aggregates under capital and noncancellable operating leases with initial or remaining terms of one year or more years are as follows:

                                                    CAPITAL           OPERATING
                                                     LEASES             LEASES
                                                  -----------         ---------
1998                                                $ 438,230         $ 274,834
1999                                                  352,441           198,399
2000                                                  161,822           158,212
2001                                                   11,957           102,386
2002 and thereafter                                        --            74,069
                                                  -----------         ---------
Total minimum lease payments remaining              $ 964,450         $ 807,900
Less amount representing interest                      64,840         =========
                                                  -----------
Present value of net minimum lease
  payments                                            899,610
                                                  ===========
Capital lease obligations-current portion             397,371
                                                  ===========
Capital lease obligations-long term portion         $ 502,239
                                                  ===========



11.  RELATED PARTY TRANSACTIONS

During 1997 and 1996, the Company paid a law firm, in which the Chairman of the Board is a partner, $171,298 and $127,267, respectively, for services in assisting with the acquisitions of SDSGA, SDSPA, SDSVA and various other corporate legal matters. On August 31, 1996, warrants to purchase 120,004 shares of common stock were exercised by three directors through the issuance of promissory notes aggregating $288,003. The promissory notes are collateralized by the common stock issued, bear interest at 8% a year and are payable $10,000 in principal plus accrued interest on March 31, of each year for a period of five years, with the remaining principal balance together with accrued interest payable at the end of five years and are recorded as a reduction to shareholders' equity in the accompanying 1997 Consolidated Balance Sheets.

On January 30, 1998, the Company sold 100% of the capital stock of Kover to MPK Holdings, Ltd., an Ohio limited liability company ("MPK"). MPK is wholly owned by Phillip W. Kubec and Melissa Kubec, his wife. Mr. Kubec was the president and chief executive officer of Kover and a director of the Company.

12.  COMMITMENTS AND CONTINGENCIES

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

The Company plans to expand and make improvements at the SDSSC incinerator during 1998 for approximately $1.2 million. This expansion will be financed through new long term financing and internally generated working capital.

The Company, in the ordinary course of conducting its business, is subject to various state and federal environmental requirements. In the opinion of management, the Company is in compliance with these requirements.

13.  RETIREMENT PLAN

Kover sponsors a defined contribution 401(k) plan covering substantially all of its employees. Employer contributions are discretionary and totaled approximately $4,204 in 1997 and $3,190 in 1996.

14. SHAREHOLDERS' EQUITY

In August 1996, 424,000 common shares were issued by the Company for the exercise of private placement warrants generating $986,266 in proceeds.

On November 7, 1997 the Company sold 1.6 million shares of common stock, pursuant to Regulation S as promulgated pursuant to the Securities Act of 1933, as amended, raising net proceeds of approximately $5.4 million.

Through September 23, 1997, the Company substantially completed a private placement of 9% Redeemable Convertible Series A Preferred Stock (the "Series A Preferred Stock") raising net proceeds of approximately $3.9 million. Each share of Series A Preferred Stock is presently convertible at any time at the option of the holders at the current conversion of $4.25 assuming the value of each share of Series A Preferred Stock to $100. Each holder is entitled to receive $100 per share in the event of liquidation any may be redeemed at the option of the Company for a price of $7.44. The dividend provision is cumulative.

A reconciliation of the numerator and denominator of earnings per share follows:


For the years ended                                                       1997                                  1996
                                         --------------------------------------  ------------------------------------
                                           Income          Shares     Per-Share    Income        Shares     Per-Share
                                         (Numerator)   (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                                         -----------   -------------  ---------  -----------  -------------  --------
Income (loss) before discontinued
  operations                             $1,417,724                                $(194,559)
Less: Preferred stock dividends              96,680                                       --
                                         ----------                                ---------
Basic EPS

Income available to common
  shareholders                           $1,321,044      2,559,905     0.52        $(194,559)    2,043,065     (.10)
                                                                       ----                                    ----

Effect of Dilutive Securities
Warrants                                                    53,834                                  16,555
Options                                                    499,482                                 314,498
Reduction of interest                       163,704        808,827                                      --
                                         -------------------------                 -----------------------
Diluted EPS
Income (loss) available to common
  shareholders                           $1,484,748      3,922,848    0.38         $(194,559)    2,374,118     (.08)
                                         ---------------------------------         --------------------------------


Options to purchase 231,250 and 137,500 shares of common stock from $3.375 to $6.00 per share were outstanding during 1997 and 1996 respectively, but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares for those years. The options, which expire from 1998 to 2002, were still outstanding at the end of year 1997. Stock warrants of 287,284 and 91,000 shares of common stock from $4.25 to $8.70 per share were outstanding during 1997 and 1996, respectively, but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares for those years. The warrants, which expire from 1998 to 2002, were still outstanding as of the end of year 1997.

15. SALES OF AUTOCLAVES

The Company leases equipment to customers under sales-type leases as defined in Statement of Financial Accounting Standards No. 13, "Accounting for Leases." During 1996, such leases were sold to third parties; no such sales occurred in 1997. The current portion of the net investment in sales-type leases is included in accounts receivable in 1997 and "Current portion of notes receivable from autoclaves" and the long-term portion is included in "Notes receivable from autoclaves, net of current" in 1996. The components of the net investment in sales-type leases aggregated $527,000 in 1997 and $306,000 in 1996.

These notes are from autoclave sales in 1996 and are non-interest bearing and were discounted to a leasing company at rates of 9% to 9.75%. The outstanding amount of receivables sold to and proceeds received from independent third parties with recourse was $290,483 in 1996 and none in 1997. The Company has estimated that no obligation under the recourse provisions exist based on the excellent credit rating of the autoclave customers.

16. GAIN FROM INSURANCE SETTLEMENT

On June 1, 1997, a fire occurred at the Company's incineration facility in Hampton, South Carolina. Damaged occurred in various parts of the facility, causing the facility to shut down operations. During the shut down period, the Company continued to accept medical waste, repackage such waste and route the waste to other facilities for disposal, including the autoclave facility in Marcus Hook, Pennsylvania. The plant reopened on June 30, 1997. Repairs on the facility were completed and the facility became fully operation in August 1997. In August 1997, the Company reached a settlement with one of its insurance companies for approximately $3.3 million. After deducting $1.9 million in rebuilding and incremental costs related to the fire, the Company recorded a $1.4 million gain on fire for the year ended December 31, 1997.

17. SUBSEQUENT EVENT - SALE OF KOVER

On January 30, 1998, the Company sold 100% of the common stock of Kover to MPK. The selling price approximated the book value of Kover, accordingly no material gain or loss is expected in 1998.Mr. Kubec was the president and chief executive officer of Kover and a director of the Company. The Company received aggregate consideration for the sale of Kover of $2.7 million, payable $1.2 million in cash at closing and the balance of $1.5 million in promissory notes. The Company received two promissory notes, one for $960,000 from MPK (the "MPK Note") and one for $540,000 from Kover (the "Kover Note"), The MPK Note is payable interest only monthly at the rate of 8.25% per annum, with the principal balance due at the end of five years. The Kover note is payable interest only monthly at the rate of 8.25% per annum with the principal due at the end of seven years. The MPK Note is guaranteed by Kover and the Kubecs and is secured by a debt pledge of 100% of the capital stock of Kover. The Kover Note is guaranteed by MPK. The MPK and Kover Notes are subordinate to $1.6 million in financing received in January 1998 by MPK. The Kubec Guarantee is secured by a pledge of 20,000 shares of common stock of the Company owned by the Kubecs. The Company did not guarantee any of the buyers debt. The Company believes that the buyer will be able to service the debt from the operations of Kover.

In January 1998, the Company's bank borrowings were reduced by $1.2 million from the proceeds resulting from the Sale of Kover.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

           The information contained under the caption "Directors and Executive Officers" appearing in the Company's definitive proxy statement relating to the Company's 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Annual Proxy Statement") within 120 days following December 31, 1997 is incorporated herein by reference.

ITEM 10.   EXECUTIVE COMPENSATION.

           The information contained under the caption "COMPENSATION" appearing in the Annual Proxy Statement is incorporated herein by reference.

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

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibit Index

           2.1 Agreement and Plan of Reorganization dated January 27, 1992 by and among Med/Waste, Inc., Safety Disposal Systems, Inc., Robert Grover, Trustee, Sherwin Stauber, Trustee and Marvin Weinstein, Trustee [Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-67684

           2.2 Agreement and Plan of Reorganization dated June 15, 1994 by and between Med/Waste, Inc., and Phillip W. Kubec. [Incorporated by reference to the Company's Form 8-K, dated June 28, 1994, File No. 0-22294].

           2.3 Amendment to Agreement and Plan of Reorganization dated June 28, 1994 by and between Med/Waste, Inc., The Kover Group, Inc. and Phillip W. Kubec. [Incorporated by reference to the Company's Form 8-K, dated June 28, 1994, File No. 0-22294]

           2.4 Safety Disposal Systems of South Carolina, Inc. Acquisition of the assets of Chambers Medical Technologies of South Carolina, Inc. [Incorporated by reference to the Company's Form 8-K dated October 15, 1996, File No. 0-22294]

           2.5 Asset Purchase Agreement dated as of September 9, 1997 by and between Med/Waste, Inc. and Environmental Waste Reduction, Inc. [Incorporated by reference to the Company's Form 8-K dated September 25, 1997, File No. 0-22294]

           2.6 Agreement For Purchase of Real Property between Med/Waste, Inc. and Kurt Scheuermann dated May 15, 1997. [Incorporated by reference to the Company's Form 8-K dated November 10, 1997, File No. 0-22294]

           2.7 Asset Purchase Agreement between Med/Waste, Inc. and K. S. Processing, Inc. dated May 15, 1997 [Incorporated by reference to the Company's Form 8-K dated November 10, 1997, File No. 0-22294]

           2.8 Stock Purchase Agreement dated as of October 22, 1997 by and between Med/Waste, Inc., Safety Disposal System of Virginia, Inc., Republic Industries, Inc. and Incendere, Inc. [Incorporated by reference to the Company's Form 8-K dated November 7, 1997, File No. 0-22294]

           2.9 Agreement dated January 30, 1998 by and between Med/Waste, Inc., The Kover Group, Inc., MPK Holdings, Ltd. and Phillip W. Kubec. [Incorporated by reference to the Company's Form 8-K dated January 30, 1998, File No. 0-22294]

           3.1 Registrant's Certificate of Incorporation, as amended [Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-67684]

           3.2 Certificate of Adoption of Resolutions of the Board of Directors of Med/Waste, Inc. Amending the Med/Waste, Inc. Certificate of Incorporation to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A Preferred Stock, 9% Redeemable Convertible Series.

           3.3 Registrant's Certificate of Adoption of Resolutions of the Board of Directors of Med/Waste, Inc. Amending the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, Of the Series A Preferred Stock, 9% Redeemable Convertible Series.

           3.4 Registrant's By-Laws [Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-67684]

           4.1 Form of Representatives' Warrant Agreement [Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-67684]

           4.2 Form of Common Stock Certificate [Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-67684]

           4.3 Med/Waste, Inc., Safety Disposal System, Inc., The Kover Group, Inc., Safety Disposal System of South Carolina, Inc. 10% Convertible Redeemable Debenture Due July 1, 2000, aggregate principal amount of $3,000,000.

           10.1 Employment Agreement by and between Med/Waste, Inc. and Daniel Stauber dated January 1, 1996 [Incorporated by reference to the Company's 1995 Form 10-KSB, File No. 0-22294]

           10.2 Employment Agreement by and between Med/Waste, Inc. and Milton
J. Wallace dated January 1, 1996

           10.3 Employment Agreement by and between Med/Waste, Inc. and Michael
D. Elkin dated October 1, 1996

           10.4 Employment Agreement by and between Med/Waste, Inc. and William
F. Bonham dated June 1, 1997

           10.5 1993 Employee Stock Option Plan [Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-67684]

           10.6 Directors Stock Option Plan [Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-67684]

           10.7 1996 Employee Stock Option Plan [Incorporated by reference to the Company's Proxy Statement for the 1996 Annual Stockholders' Meeting, File No. 0-22294]

           10.8 Employment Agreement by and between The Kover Group, Inc. and Phillip W. Kubec dated June 28, 1994 [Incorporated by reference to the Company's 1994 Form 10-KSB, File No. 0-22294]

           10.9 Service Franchise Agreements dated October 14, 1986 by and between The Kover Group, Inc. and Coverall North America, Inc. (Ohio) [Incorporated by reference to the Company's 1994 Form 10-KSB, File No. 0-22294]

           10.10 Service Franchise Agreements dated December 7, 1988 by and between The Kover Group, Inc. and Coverall North America, Inc. (South Florida) [Incorporated by reference to the Company's 1994 Form 10-KSB, File No. 0-22294]

           10.11 Service Franchise Agreements dated February 1, 1988 by and between The Kover Group, Inc. and Coverall North America, Inc. (Pittsburgh) [Incorporated by reference to the Company's 1994 Form 10-KSB, File No. 0-22294]

           10.12 Addendum to Service Franchise Agreement dated May 15, 1992 by and between Coverall North America, Inc. and The Kover Group, Inc. (Palm Beach, Martin, St. Lucie and Indian River Counties) [Incorporated by reference to the Company's 1994 Form 10-KSB, File No. 0-22294]

           10.13 Special Addendum to Service Franchise Agreements dated August 15, 1992 by and between Coverall North America, Inc. and The Kover Group, Inc. (Extension of all Service Franchise Agreement to January 1, 2010) [Incorporated by reference to the Company's 1994 Form 10-KSB, File No. 0-22294]

           21     Subsidiaries

           27     Financial Data Schedules

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

                                         MED/WASTE, INC., a Delaware corporation

Dated:  March 30 , 1998                 By: /s/ Daniel A. Stauber
                                            --------------------------------
                                            DANIEL A. STAUBER, President/
                                            Chief Executive Officer


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


SIGNATURE                                          TITLE                                            DATE
---------                                          -----                                            ----




/s/ Milton J. Wallace
-------------------------------
MILTON J. WALLACE                            Chairman of the Board of Directors                March 30, 1998


/s/ Daniel A. Stauber
-------------------------------
DANIEL A. STAUBER                            Director/President/Chief Executive Officer        March 30, 1998


/s/ Arthur G. Shapiro, M.D.
-------------------------------
ARTHUR G. SHAPIRO, M.D.                      Director                                          March 30, 1998


/s/ Richard Green
-------------------------------
RICHARD GREEN                                Director/Secretary                                March 30, 1998


/s/ William Dolan, D.D.S.
-------------------------------
WILLIAM DOLAN, D.D.S.                        Director                                          March 30, 1998


/s/ William F. Bonham
-------------------------------
WILLIAM F. BONHAM                            Director                                          March 30, 1998


/s/ Kendrick Meek
-------------------------------
KENDRICK MEEK                                Director                                          March 30, 1998


/s/ Michael D. Elkin
-------------------------------
MICHAEL D. ELKIN                             Vice President/Chief Financial Officer            March 30, 1998


