Form 10KSB40/A
period 1997-12-31
MED WASTE INC
filed 1998-04-10
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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
Yes  X      No
   -----      -----

                        Med/Waste, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                                       YEARS ENDED DECEMBER 31,
                                                  -------------------------------
                                                       1997               1996
                                                  ------------       ------------
Revenues                                          $ 13,547,960       $  4,869,697
                                                  ------------       ------------
Costs and expenses:
   Operating costs                                   8,914,359          3,407,083
   Administrative and selling expenses               3,378,939          1,958,416
   Amortization of intangibles                         187,924             43,819
                                                  ------------       ------------
         Total                                      12,481,222          5,409,318
                                                  ------------       ------------
Operating profit (loss)                              1,066,738           (539,621)

Gain from insurance settlement (note 16)             1,357,376                 --
Other income (expense), net                           (378,622)           210,535
                                                  ------------       ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                               2,045,492           (329,086)
Income tax (benefit) (note 9)                          627,768           (134,527)
                                                  ------------       ------------
Income (loss) from continuing operations             1,417,724           (194,559)

Discontinued operations, net of $71,000
 and $134,527 taxes (note 8)                           131,671            409,885
                                                  ------------       ------------
NET INCOME                                        $  1,549,395       $    215,326
Preferred stock dividend                                96,680                 --
                                                  ------------       ------------
Net income available to common shareholders       $  1,452,715       $    215,326
                                                  ============       ============
Earnings (loss) per share - basic
    From continuing operations                    $        .52       $       (.10)

    Discontinued operations, net of taxes                  .05                .20
                                                  ------------        -----------
                                                  $        .57       $        .10
                                                  ============       ============
Weighted Average number of common shares
 outstanding-basic                                   2,559,905          2,043,065

Earnings (loss) per share - diluted:
    From continuing operations                    $        .38        $      (.08)

    Discontinued operations, net of taxes                  .03                .17
                                                  ------------         ----------
                                                  $        .41        $       .09
                                                  ============       ============
Weighted Average number of common shares
  outstanding - diluted                              3,922,848          2,374,118


          SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                        Med/Waste, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                               YEARS ENDED DECEMBER 31,
                                                            ----------------------------
                                                               1997               1996
                                                            -----------      -----------
OPERATING ACTIVITIES:
Net earnings from continuing operations                     $  1,417,724      $   (194,559)
      Adjustments to reconcile net earnings to
        net cash (used) in operating activities,
        net of effects of acquisitons:
          Gain from insurance settlement                      (1,357,376)
          Depreciation and amortization                     $    885,560      $    280,019
          Provision for doubtful notes and accounts
                receivable                                  $     94,524      $     33,486
          Changes in operating assets and liabilities;
           net of assets acquired:
            (Increase) in accounts receivable               $ (3,164,725)     $   (861,824)
            Decrease (increase) in notes receivables        $    306,000      $   (374,000)
            (Increase) in inventories                       $    (54,822)     $    (46,899)
            (Increase) in prepaid expenses                  $   (572,160)     $    (46,887)
            (Increase) in other assets                      $   (521,884)     $   ( 48,312)
            Increase in accounts payable and
                accrued liabilities and income taxes
                payable                                     $    624,217      $    428,269
            (Decrease) Increase in customer deposits        $    (14,924)     $      5,297
            Increase in deferred income tax liability       $    702,000      $         --
                                                            ------------      ------------
Net cash used in operating activities                       $ (1,655,866)     $   (825,050)

Net Cash Used in Discontinued Operations                    $   (217,227)     $   (417,656)

INVESTING ACTIVITIES:
  Proceeds from settlement with insurance company           $  3,318,600
  Acquisition of businesses                                 $(16,151,315)     $   (831,254)
  Purchase of operating equipment                           $ (4,004,855)     $   (211,646)
  Sale of fixed income investments                          $          0      $    750,238
  Other, Net                                                $          0      $     66,340
                                                            ------------      ------------
  Net cash used in investing activities                     $(16,837,570)     $   (226,322)

FINANCING ACTIVITIES:
  Borrowing under line of credit                            $  2,980,618      $         --
  Payments on notes payables                                $         --      $    (61,243)
  Additions to long term debt                               $  6,063.277      $    793,924
  Payments on long term debt                                $   (218,333)     $         --
  Issuance of common and preferred stock                    $ 10,757,989      $    698,263
  Payment of stock subscription receivable                  $     30,000      $         --
                                                            ------------      ------------
  Net cash provided by financing activities                 $ 19,613,551      $  1,430,944
                                                            ------------      ------------
  Net increase (decrease) in cash and cash equivalents      $    902,888      $    (37,084)
  Cash and cash equivalents at beginning of period          $     81,820      $    118,904
                                                            -----------       ------------
  Cash and cash equivalents at end of period                $    984,708      $     81,820
                                                            ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                      $    263,532      $    111,227
                                                            ============      ============
Notes and payables for acquisition of SDSSC                           --      $  2,770,249
                                                            ============      ============
Notes for acquisition of BMG                                $    500,000                --
                                                            ============      ============
Shares issued in connection with acquisitions
of BMG, Inc.                                                $  1,000,000               --
                                                            ============      ============
Issuance of common stock for notes receivable                         --      $    288,003
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


The following summarized unaudited pro forma consolidated results of operations have been prepared as if the acquisition of SDSVA, SDSGA and SDSPA had occurred at the beginning of 1996 and includes pro forma adjustments for interest, depreciation, amortization and issuance of common stock:



                                                                     YEARS ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                     1997              1996
                                                                 ------------      ------------
REVENUES                                                         $ 25,862,098      $ 26,148,539
                                                                 ------------      ------------
Net Income (Loss) from Continuing Operations                     $    252,565      $ (5,539,398)
Net Income from Discontinued Operations, net of taxes            $    131,671      $    409,885
Net Income (loss)                                                $    384,236      $ (5,129,513)

EPS - Basic and Diluted

Net Income (Loss) from Continuing Operations                     $       0.04      $      (1.44)
Net Income from Discontinued Operations, net of taxes            $       0.03      $       0.11
Net Income (loss)                                                $       0.07      $      (1.33)

Weighted Average number of shares outstanding                       4,059,904         3,843,065


                        Med/Waste, Inc. And Subsidiaries
             Notes to Consolidated Financial Statements (continued)

5.  Notes Payable and Debentures

Notes payable and debentures consist of the following at December 31:

                                                  1997             1996
                                              -----------      -----------
          Note payable - Chambers (1)         $ 2,173,485      $ 2,262,821
          Term loan (2)                         6,000,000               --
          Line of credit (2)                    2,703,618          723,000
          Debentures (3)                        1,327,096               --
          Note payable (4)                        387,267               --
          Other                                        --           89,393
                                              -----------      -----------
          Total                                12,591,466        3,075,214
          Less current portion                  4,094,861          894,599
                                              -----------      -----------
          Total                               $ 8,496,605      $ 2,180,615
                                              ===========      ===========

The minimum annual debt payments for the next five years required under the terms of the notes payable and debentures are as follows:

              1998            $ 4,095,000
              1999              5,881,000
              2000              2,463,000
              2001                 78,000
              2002                 74,000
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

Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                     1997             1996
                                                 -------------      -----------
AS REPORTED

Net income (loss) from Continuing Operations     $  1,417,724      $   (194,559)

Net Income from Discontinued Operations,
  net of taxes                                   $    131,671      $    409,885

Net Income                                       $  1,549,395      $    215,326


PRO FORMA

Net income (loss) from Continuing Operations     $  1,399,729      $   (244,119)

Net Income from Discontinued Operations,
  net of taxes                                   $    131,671      $    409,885

Net Income                                       $  1,531,400      $    165,766



AS REPORTED - BASIC

Earnings (loss) per share - basic
From continuing operations                       $       0.52      $       (.10)

Discontinued operations, net of taxes                    0.05               .20
                                                 ------------      ------------
Earnings per share                               $       0.57      $       0.10
                                                 ============      ============

PRO FORMA - BASIC

Earnings (loss) per share - basic
From continuing operations                       $       0.51      $       (.12)

Discontinued operations, net of taxes                    0.05               .20
                                                 ------------      ------------
Earnings per share                               $       0.56      $        .08
                                                 ============      ============


AS REPORTED - DILUTED

Earnings (loss) per share - diluted
From continuing operations                       $       0.38      $       (.08)

Discontined operations, net of taxes                     0.03              0.17
                                                 ------------      ------------
Earnings per share                               $       0.41      $       0.09
                                                 ============      ============

PRO FORMA - DILUTED

Earnings (loss) per share - diluted
From continuing operations                       $       0.37      $       (.10)

Discontinued operations, net of taxes                    0.03               .17
                                                 ------------      ------------
Earnings per share                               $       0.40      $       0.07
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





The following table summarizes information about fixed stock options outstanding at December 31, 1997:



                                                                                                                WEIGHTED-
                           NUMBER               WEIGHTED-              WEIGHTED-              NUMBER             AVERAGE
   RANGE OF            OUTSTANDING AT            AVERAGE                AVERAGE           EXERCISABLE AT      EXERCISE PRICE
EXERCISE PRICES           12/31/97              REMAINING           EXERCISE PRICE           12/31/97         (EXERCISABLE
---------------            (000)            CONTRACTUAL LIFE         (ALL OPTIONS)            (000)           OPTIONS ONLY)
                       --------------       -----------------      ----------------      ---------------      --------------
$2.13 to $3.00                  1,343              2.1  years                 $2.41                1,084               $2.37
$3.01 to $5.19                    398              2.8  years                 $4.15                  179               $3.93
                       --------------       -----------------      ----------------      ---------------      --------------
                                1,741              2.2  years                 $2.81                1,263               $2.63
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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                              DECEMBER 31
                                                       -------------------------
                                                           1997          1996
                                                       ----------      ---------
CURRENT DEFERRED TAX ASSETS
---------------------------
  Allowance for bad debts                                 83,000          7,000
  Other                                                   38,000              0
                                                       ----------      ---------
  Total                                                  121,000          7,000
                                                       ----------      ---------

NONCURRENT DEFERRED TAX ASSETS & (LIABILITIES)
----------------------------------------------

  Difference in basis of property,
    plant and equipment                                 (352,000)      (131,000)
  Difference in basis due to gain on
    insurance settlement                                (555,000)             0
  Net operating loss carryforwards                       205,000        540,000
                                                      ----------      ---------
  Total                                                 (702,000)       409,000
                                                      ----------      ---------

  Net deferred tax asset (liability)
    before valuation allowance                          (581,000)       416,000

  Valuation allowance for net
    deferred tax assets                                        0       (416,000)
                                                      ----------      ---------
  Net deferred tax asset (liability)                    (581,000              0
                                                      ==========      =========

The provision (benefit) for income taxes from continuing and discontinued operations consists of the following components:

                        DECEMBER 31, 1997              DECEMBER 31, 1996
                    --------------------------     ------------------------
                    CONTINUING    DISCONTINUED     CONTINUING  DISCONTINUED
                    OPERATIONS     OPERATIONS      OPERATIONS   OPERATIONS
                    ----------     ----------      ----------   ----------
Current:
  Federal           $ (76,000)      $ 96,000        $(130,734)   $ 130,734
  State                75,000         21,000          (28,942)      28,942
                    ---------       --------        ---------    ---------
                       (1,000)       117,000         (159,676)     159,676
                    ---------       --------        ---------    ---------

Deferred:
  Federal             515,768        (38,000)          20,592      (20,592)
  State               113,000         (8,000)           4,558       (4,558)
                    ---------       --------        ---------    ---------
                      628,768        (46,000)          25,150      (25,150)
                    ---------       --------        ---------    ---------
                    $ 627,768       $ 71,000        $(134,527)   $ 134,527
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

                                     - 43 -

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

A reconciliation of the numerator and denominator of earnings per share follows:


For the years ended                                                       1997                                  1996
                                         --------------------------------------  ------------------------------------
                                           Income          Shares     Per-Share    Income        Shares     Per-Share
                                         (Numerator)   (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                                         -----------   -------------  ---------  -----------  -------------  --------
Income (loss) before discontinued
  operations                             $1,417,724                                $(194,559)
Less: Preferred stock dividends              96,680                                       --
                                         ----------                                ---------
Basic EPS

Income available to common
  shareholders                           $1,321,044      2,559,905     0.52        $(194,559)    2,043,065     (.10)
                                                                       ----                                    ----

Effect of Dilutive Securities
Warrants                                                    53,634                                  16,555
Options                                                    499,482                                 314,498
Reduction of interest                       163,704        809,827                                      --
                                         -------------------------                 -----------------------
Diluted EPS
Income (loss) available to common
  shareholders                           $1,484,748      3,922,848    0.38         $(194,559)    2,374,118     (.08)
                                         ---------------------------------         --------------------------------


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

           27     Financial Data Schedules*

(b)        Form 8-K

           The following Form 8-K's were filed during the last quarter of the fiscal year ended December 31, 1996:

                  (a) Chambers October 1996

                  (b) Chambers Financials 1996


*Filed herewith.

                                   SIGNATURES

           In accordance with Section 13 or 15(a) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                         MED/WASTE, INC., a Delaware corporation

Dated:  April 9, 1998                   By: /s/ Daniel A. Stauber
                                            --------------------------------
                                            DANIEL A. STAUBER, President/
                                            Chief Executive Officer


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


SIGNATURE                                          TITLE                                            DATE
---------                                          -----                                            ----




/s/ Milton J. Wallace
-------------------------------
MILTON J. WALLACE                            Chairman of the Board of Directors                April 9, 1998


/s/ Daniel A. Stauber
-------------------------------
DANIEL A. STAUBER                            Director/President/Chief Executive Officer        April 9, 1998


/s/ Arthur G. Shapiro, M.D.
-------------------------------
ARTHUR G. SHAPIRO, M.D.                      Director                                          April 9, 1998


/s/ Richard Green
-------------------------------
RICHARD GREEN                                Director/Secretary                                April 9, 1998


/s/ William Dolan, D.D.S.
-------------------------------
WILLIAM DOLAN, D.D.S.                        Director                                          April 9, 1998


/s/ William F. Bonham
-------------------------------
WILLIAM F. BONHAM                            Director                                          April 9, 1998


/s/ Kendrick Meek
-------------------------------
KENDRICK MEEK                                Director                                          April 9, 1998


/s/ Michael D. Elkin
-------------------------------
MICHAEL D. ELKIN                             Vice President/Chief Financial Officer            April 9, 1998


