Form 10QSB
period 1998-03-31
MED WASTE INC
filed 1998-05-15
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

(Mark One)



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT  OF 1934

                 For the quarterly period ended March 31, 1998.
                                                --------------

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                       For the transition period from            to
                                                     -----------   -----------.
                         COMMISSION FILE NUMBER: 0-22294
                                                 -------

                                 MED/WASTE, INC.
                     (Exact Name of Small Business Issuer as
                            Specified in its Charter)
     ---------------------------------------------------------------------------
                               Delaware 65-0297759
        (State or other jurisdiction (I.R.S. Employer Identification No.)
                        of incorporation or organization)


              6175 NW 153 Street, Suite 324, Miami Lakes, FL 33014
     ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (305) 819 - 8877
     ---------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
       (2) has been subject to such filing requirements for the past 90 days.
                                      Yes X      No
                                         ---       ----

The number of shares outstanding of the registrant's common stock $.001 par value as of May 13, 1998 was 5,215,653.

                       MED/WASTE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET



                                                                               MARCH 31, 1998            DECEMBER 31,
                                                                                 (UNAUDITED)                 1997
                                                                       --------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and Cash Equivalents                                                 $    510,642           $     984,708
     Accounts Receivable, Net of Allowances of $108,000
            and $40,000                                                           5,643,975               5,525,528
     Net Assets of Discontinued Operations                                               --               2,632,909
     Inventories                                                                    434,508                 238,653
    Prepaid Expenses and Other Current Assets                                       903,337                 735,779
                                                                       --------------------------------------------
Total Current Assets                                                              7,492,462              10,117,577

Property, Plant and Equipment, Net                                               10,935,094              10,636,803
Excess of Purchase Price over Net Assets Acquired,
     Net of Accumulated Amortization                                             11,977,111              11,919,106
Other Assets                                                                      3,565,206               2,095,578
Notes Receivable                                                                  1,500,770                      --
                                                                       --------------------------------------------
Total Assets                                                                   $ 35,470,643           $  34,769,064
                                                                       ============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable and Accrued Liabilities                                  $  2,045,767           $   2,511,280
     Current Portion of Notes Payables                                            2,755,580               4,094,861
     Current Portion of Capital Lease Obligations                                   485,509                 397,371
     Income Tax Payable                                                             116,000                 116,000
     Customer Deposits                                                               20,336                  23,640
                                                                       --------------------------------------------
Total Current Liabilities                                                         5,423,192               7,143,152

Capital Lease Obligations, Less Current Portion                                     665,296                 502,239
Notes Payable and Debentures Less Current Portion                                 9,103,166               8,496,605
Deferred Income Tax Liability                                                       802,000                 702,000
                                                                       --------------------------------------------
                                                                                 10,570,462               9,700,844
Shareholders' Equity:
     Preferred Stock, $. 10 par value; 4,000,000 and 1,000,000
           Shares Authorized; None Outstanding                                           --                      --
    Preferred Stock, $.01 par value; 40,000 and No Shares
       Authorized; 28,869 Outstanding                                                   289                     430
     Common Stock, $.001 par value; 26,000,000 and 10,000,000
           Shares Authorized; 5,176,559 and 4,629,699
           Shares Issued and Outstanding                                              5,177                   4,630
     Additional Paid-in Capital                                                  19,265,279              18,625,685
     Warrant Subscriptions Receivable                                              (208,003)               (258,003)
     Deficit                                                                       (444,904)               (471,017)
                                                                       --------------------------------------------
                                                                                 19,507,646              17,955,725
   Less Cost of Treasury Stock: 11,824 Shares                                       (30,657)                (30,657)
                                                                       --------------------------------------------
   Total Shareholders' Equity                                                    19,476,989              17,925,068
                                                                       --------------------------------------------
Total Liabilities and Shareholders' Equity                                      $35,470,643            $ 34,769,064
                                                                       ============================================



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        MED/WASTE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                      ---------------------------------
                                                                1998           1997
                                                      ---------------------------------
Revenues                                                     $6,204,444      $2,662,860

Costs and expenses:

      Operating costs                                         4,095,467       1,920,952
      Administrative and selling expenses                     1,025,666         606,309
      Amortization of intangibles                               162,323           4,818
                                                      ---------------------------------
            Total                                             5,283,456       2,532,079
                                                      ---------------------------------

Operating profit                                                920,988         130,781
Other, net                                                     (359,503)        (60,834)
                                                      ---------------------------------
Income from continuing operations                            $  561,485      $   69,947
Discontinued operations, net of taxes                            14,102         (60,090)
                                                      ---------------------------------
Net income                                                   $  575,587      $  150,037
Preferred stock dividend                                        (77,842)             --
                                                      ---------------------------------
Net income available to common shareholders                  $  497,745      $  150,037
                                                      =================================


Earnings per share - diluted:

     Continuing operations                                   $      .10      $      .03

     Discontinued operations, net of taxes                   $       --      $      .04
                                                      =================================
                                                             $      .10      $      .07
                                                      =================================
Weighted average shares outstanding - basic                   4,654,849       2,317,524
                                                      =================================


Earnings per share - diluted:

     Continuing operations                                   $      .08      $      .03

     Discontinued operations, net of taxes                   $      .00      $      .03
                                                      =================================
                                                             $      .08      $      .06
                                                      =================================
Weighted average shares outstanding - basic                   6,840,470       2,782,306
                                                      =================================

See notes to consolidated financial statements.

                        MED/WASTE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             1998           1997
                                                                         ----------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income                                                               $   575,587     $  135,07
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                                408,844       196,817
Provision for doubtful notes and accounts receivable                         108,000       133,365



Changes in operating assets and liabilities:
(Decrease) increase in accounts receivable                                  (186,964)     (547,316)
Increase in notes receivables                                             (1,500,700)     (288,147)
Increase in inventories                                                     (195,855)      (42,244)
Increase in prepaid expenses and other current assets                       (167,558)     (127,111)
(Decrease) in asset held for sale                                         (2,632,909)      (23,906)
(Decrease) increase in accounts payable and accrued
expenses                                                                    (465,513)       46,257

Increase in deferered income taxes                                          (100,000)     (270,868)
(Decrease) increase in customer deposits                                      (3,304)       11,896
                                                                         -------------------------
Net cash used in operating activities                                       (122,082)     (776,182)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
Purchase of property plant and equipment, net                               (494,623)      (77,083)
                                                                         -------------------------

Net cash (used in) provided by investing activities                         (494,623)      678,155

                        MED/WASTE, INC. AND SUBSIDIARIES


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                            1998           1997
                                                                        ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Increase in capital leases, net                                              251,195            --

Decrease in line of credit and notes payable, net                           (732,720)       (101,685)

Proceeds from stock subscription receivable                                   50,000

Issuance of common shares                                                    330,000         716,221
                                                                         ---------------------------
Net cash provided by financing activities                                    101,525         578,708
                                                                         ---------------------------

Increase (decrease) in cash and cash equivalents                            (474,066)        480,681
Cash and cash equivalents at beginning of year                               984,704         120,917
                                                                         ---------------------------
Cash and cash equivalents at end of year                                 $   510,642     $   601,598
                                                                         ===========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest                                   $   280,000     $    54,000
                                                                         ===========================
Issuance of common stock for acquistion of Med Waste, Inc.               $   310,000         288,000
                                                                         ===========================


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

Med/Waste, Inc. (the "Company") is a holding company which, through its subsidiaries, is engaged in the provision of medical waste management and commercial cleaning services. The medical waste management operations are conducted through Safety Disposal System, Inc. ("SDS"), Safety Disposal System of South Carolina, Inc. ("SDSSC"), Safety Disposal System of Georgia, Inc. ("SDSGA"), Incendere and Safety Disposal System of Pennsylvania, Inc. ("SDSPA"). SDS, SDSSC, SDSGA, SDSVA and SDSPA are sometimes collectively referred to herein as the "Waste Companies". The Company commercial cleaning services operations, conducted through The Kover Group, Inc. ("Kover") were sold on January 30, 1998.

Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. The significant accounting principles are the same as those used to prepare the annual audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2.  ACQUISITIONS.

On March 31, 1998, the Company purchased the capital stock of MedWaste, Inc, an unrelated Pennsylvania corporation. The purchase price was $310,000 payable in 41,000 shares of the Company's common stock at closing. The stock issued for the purchase is guaranteed by the Company at the end of two years for $7.50 per share.

3.  DEBENTURES AND NOTES PAYABLE

Debentures and Notes payable consist of the following at March 31, 1998:

            10% Convertible Redeemable Debentures
               due July 1, 2000                          $ 1,124,341
            Term Loan                                      5,916,667
            Line of Credit                                 2,364,330
            Notes payable                                  2,453,408
                                                     ---------------
            Total notes payable                           11,858,746
            Less: current portion                          2,755,580
                                                     ---------------
            Total                                        $ 9,103,166
                                                     ===============

During the three months ended March 31, 1998 and 1997 interest expense was approximately $280,000 and $61,000 respectively.

The Company has a line of credit with a bank for $3,000,000. The line of credit is a demand note and bears interest at a prime plus 1%. Interest is payable monthly. At March 31, 1998, the Company had $2,364,000 in outstanding borrowings under the line. Substantially all of the Company's assets are collateral for the loan. In addition, the Company is a party to a $6.5 million term loan, with its bank. The term loan bears interest at a rate of prime plus 1%, and is payable $33,333 in principal plus interest monthly with a balloon payment on April 30, 1999.


4.  NET INCOME PER COMMON SHARE

A reconciliation of the numerator and denominator of earnings per share for the quarters ended March 31 follows:



                                           1998                                        1997
                                           ----                                        ----
                            Income         Shares        Per-Share       Income         Shares       Per-Share
                          (Numerator)   (Denominator)     Amount      (Numerator)   (Denominator)     Amount
        Income (loss)       $575,587                                     $69,947
        before
        discontinued
        operations
        Less: Preferred       77,842
        stock dividends
        Basic EPS
        Income available  $  497,745      4,862,629              0.10    $69,947      2,317,524          .03
        to                                               ------------                                   ----
        common
        shareholders

        Effect of Dilutive
        Securities

        Warrants                            346,853                                      60,000
        Options                           1,132,698                                     404,782

        Reduction of          39,467        498,290                       15,750
                             -------        -------
        interest

        Diluted EPS

        Income (loss)     $  537,212      6,840,470              0.08    $85,697      2,782,306          .03
                          ----------      ---------      ------------   --------      ---------         ----
        available to
        common
        shareholders

5.  SALE OF KOVER

On January 30, 1998, the Company sold 100% of the common stock of Kover to MPK. The selling price approximated the book value of Kover, accordingly no material gain or loss is expected in 1998. Mr. Kubec was the president and chief executive officer of Kover and a director of the Company. The Company received aggregate consideration for the sale of Kover of $2.7 million, payable $1.2 million in cash at closing and the balance of $1.5 million in promissory notes. The Company received two promissory notes, one for $960,000 from MPK (the "MPK Note") and one for $540,000 from Kover (the "Kover Note"). The MPK Note is payable interest only monthly at the rate of 8.25% per annum, with the principal balance due at the end of five years. The Kover note is payable interest only monthly at the rate of 8.25% per annum with the principal due at the end of seven years. The MPK Note is guaranteed by Kover and the Kubecs and is secured by a debt pledge of 100% of the capital stock of Kover. The Kover Note is guaranteed by MPK. The MPK and Kover Notes are subordinate to $1.6 million in financing received in January 1998 by MPK. The Kubec Guarantee is secured by a pledge of 20,000 shares of common stock of the Company owned by the Kubecs. The Company did not guarantee any of the buyers debt. The Company believes that the buyer will be able to service the debt from the operations of Kover.

For the quarter ended March 31, 1998, the net loss from Kover was ($2,948) with the sale of Kover creating a gain of $17,050; both are reported as discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH MARCH 31, 1997

         REVENUES. For the three months ended March 31, 1998, the Company had revenues of $6,204,444 up 133% from $2,662,860 for the comparable period in 1997. The higher revenues for the current three month period was primarily due to the inclusion of revenues from Incendere, which the Company acquired in November 1997, SDSGA, which the Company acquired in September 1997 and SDSPA, which the company acquired in November 1997.

         OPERATING COSTS. Consolidated operating costs amounted to $4,095,467 in the three months ended March 31, 1998 period as compared to $1,920,952 for the same period in 1997. The increase is primarily attributable to the inclusion of LI, SDSGA, and SDSPA, which the Company acquired in the last half of 1997.

         ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses as a percentage of revenue decreased to 17% in the three months ended March 31, 1998 from 22% for the same period for 1997 due to synergistic cost savings in corporate overhead.

         OPERATING PROFIT. The Company recorded an operating profit of $902,988 for the three months ended March 31, 1998 as compared to $130,781 in the comparable 1997 period. The increase was primarily attributable to the inclusion of net revenue from SDSVA, SDSGA, and SDSPA.

         OTHER, NET. Other, net increased to an expense of ($359,503) in the three months ended March 31, 1998 as compared to expense of ($60,834) for the same period in 1997 primarily due to the interest expense on the term loan used in the purchase of Incendere.

         NET INCOME. Net income for the third quarter of 1998 rose to $575,587 or $.10 per primary share, compared to a net income of $69,947 from continuing operations, or $.03 per primary share for the same period in 1997. The increase was primarily attributable to the inclusion of net revenue from Incendere, SDSGA, and SDSPA.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at March 31, 1998 amounted to $2,069,270 compared to $2,974,425 at December 31, 1997. During the three months ended March 31, 1998 cash decreased by $474,066 to $510,642. Operating activities used $122,082 of cash, principally due to the increase in accounts receivable and prepaid expenses. Investing activities used $494,623 in cash principally due to the purchase of equipment; and Financing activities provided $101,525 of cash.

         The Company has an agreement with a bank, whereby the Company can borrow up to $3,000,000 under a revolving line of credit. At March 31,1998 the Company had approximately $2,364,000 in borrowings under the line. Substantially all of the Company's assets, other than the incineration facility, are collateral for the loan. In addition, the Company entered into a $6.5 million term loan, with its bank. The term loan bears interest at a rate of prime plus 1% and is payable $83,333 in principal plus interest monthly with a balloon payment on April 30, 1999.

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

         On March 31, 1998, the Company purchased the capital stock of MedWaste, Inc., an unrelated Pennsylvania corporation. The purchase price was $310,000 payable in 41,000 shares of the Company's common stock at closing. The stock issued in connection with the purchase is guaranteed by the Company at the end of two years for $7.50 per share.




PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       Med/Waste, Inc.



Date:    May 14, 1998                    /s/ Daniel A. Stauber
         ------------------             ----------------------------------------
                                         Daniel A. Stauber,
                                           President and Chief
                                           Executive Officer

Date:    May 14, 1998                    /s/ Michael D. Elkin
         ------------------             ---------------------------------------
                                         Michael D. Elkin,
                                           Vice President and Chief
                                           Financial Officer