Form 10QSB/A
period 1998-03-31
MED WASTE INC
filed 1998-05-20
CIK 885195

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

                       MED/WASTE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET



                                                                               MARCH 31, 1998            DECEMBER 31,
                                                                                 (UNAUDITED)                 1997
                                                                       --------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and Cash Equivalents                                                 $    510,642           $     984,708
     Accounts Receivable, Net of Allowances of $108,000
            and $40,000                                                           5,643,975               5,525,528
     Net Assets of Discontinued Operations                                               --               2,632,909
     Inventories                                                                    434,508                 238,653
    Prepaid Expenses and Other Current Assets                                       903,337                 735,779
                                                                       --------------------------------------------
Total Current Assets                                                              7,492,462              10,117,577

Property, Plant and Equipment, Net                                               10,935,094              10,636,803
Excess of Purchase Price over Net Assets Acquired,
     Net of Accumulated Amortization                                             11,977,111              11,919,106
Other Assets                                                                      3,565,206               2,095,578
Notes Receivable                                                                  1,500,770                      --
                                                                       --------------------------------------------
Total Assets                                                                   $ 35,470,643           $  34,769,064
                                                                       ============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable and Accrued Liabilities                                  $  2,045,619           $   2,511,280
     Current Portion of Notes Payables                                            2,755,580               4,094,861
     Current Portion of Capital Lease Obligations                                   485,509                 397,371
     Income Tax Payable                                                             116,000                 116,000
     Customer Deposits                                                               20,336                  23,640
                                                                       --------------------------------------------
Total Current Liabilities                                                         5,423,044               7,143,152

Capital Lease Obligations, Less Current Portion                                     665,296                 502,239
Notes Payable and Debentures Less Current Portion                                 9,103,166               8,496,605
Deferred Income Tax Liability and Other Liabilities                               1,166,324                 702,000
                                                                       --------------------------------------------
                                                                                 10,934,786               9,700,844
Shareholders' Equity:
     Preferred Stock, $. 10 par value; 4,000,000 and 1,000,000
           Shares Authorized; None Outstanding                                           --                      --
    Preferred Stock, $.01 par value; 40,000 and No Shares
       Authorized; 28,869 Outstanding                                                   289                     430
     Common Stock, $.001 par value; 26,000,000 and 10,000,000
           Shares Authorized; 5,176,559 and 4,629,699
           Shares Issued and Outstanding                                              5,177                   4,630
     Additional Paid-in Capital                                                  19,265,279              18,625,685
     Warrant Subscriptions Receivable                                              (208,003)               (258,003)
     Retained Earnings (deficit)                                                     80,728                (417,017)
                                                                       --------------------------------------------
                                                                                 19,143,470              17,955,725
   Less Cost of Treasury Stock: 11,824 Shares                                       (30,657)                (30,657)
                                                                       --------------------------------------------
   Total Shareholders' Equity                                                    19,112,813              17,925,068
                                                                       --------------------------------------------
Total Liabilities and Shareholders' Equity                                      $35,470,643            $ 34,769,064
                                                                       ============================================



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        MED/WASTE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                      ---------------------------------
                                                                1998           1997
                                                      ---------------------------------
Revenues                                                     $6,204,444      $2,662,860

Costs and expenses:

      Operating costs                                         4,095,467       1,920,952
      Administrative and selling expenses                     1,025,666         606,309
      Amortization of intangibles                               162,323           4,818
                                                      ---------------------------------
            Total                                             5,283,456       2,532,079
                                                      ---------------------------------

Operating profit                                                920,988         130,781
Other, net                                                     (359,503)        (60,834)
                                                      ---------------------------------
Income from continuing operations                            $  561,485      $   69,947
Discontinued operations, net of taxes                            14,102          80,090
                                                      ---------------------------------
Net income                                                   $  575,587      $  150,037
Preferred stock dividend                                        (77,842)             --
                                                      ---------------------------------
Net income available to common shareholders                  $  497,745      $  150,037
                                                      =================================


Earnings per share - diluted:

     Continuing operations                                   $      .10      $      .03

     Discontinued operations, net of taxes                   $       --      $      .04
                                                      =================================
                                                             $      .10      $      .07
                                                      =================================
Weighted average shares outstanding - basic                   4,654,849       2,317,524
                                                      =================================


Earnings per share - diluted:

     Continuing operations                                   $      .08      $      .03

     Discontinued operations, net of taxes                   $      .00      $      .03
                                                      =================================
                                                             $      .08      $      .06
                                                      =================================
Weighted average shares outstanding - basic                   6,840,470       2,782,306
                                                      =================================

See notes to consolidated financial statements.

                        MED/WASTE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             1998           1997
                                                                         ----------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income                                                               $   497,745    $  150,037
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                                408,844       111,877
Provision for doubtful notes and accounts receivable                         108,000        37,000



Changes in operating assets and liabilities:
(Decrease) increase in accounts receivable                                  (186,964)      111,890
Increase in notes receivables                                             (1,500,770)     (216,761)
Increase in inventories                                                     (195,855)      (77,959)
Increase in prepaid expenses and other current assets                       (167,558)     (239,882)
(Decrease) in asset held for sale                                          2,632,909       (80,088)
Increase in other assets                                                  (1,439,439)     (375,003)
(Decrease) increase in accounts payable and accrued
expenses                                                                    (465,661)     (457,579)

Increase in deferred income taxes and other liabilities                      464,324             0
(Decrease) increase in customer deposits                                      (3,304)       21,251
                                                                         -------------------------
Net cash used in operating activities                                        152,271    (1,015,217)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
Purchase of property plant and equipment, net                               (526,812)     (450,197)
                                                                         -------------------------

Net cash (used in) provided by investing activities                         (526,812)     (450,197)

                        MED/WASTE, INC. AND SUBSIDIARIES


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                            1998           1997
                                                                        ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in capital leases, net                                   251,195         (31,112)

(Decrease) increase in line of credit and notes payable, net                (732,720)      2,209,982

Proceeds from stock subscription receivable                                   50,000          39,599

Issuance of common shares                                                    330,000          25,824
                                                                         ---------------------------
Net cash provided by financing activities                                    101,525       2,244,293
                                                                         ---------------------------

Increase (decrease) in cash and cash equivalents                            (474,066)        778,879
Cash and cash equivalents at beginning of year                               984,704          81,820
                                                                         ---------------------------
Cash and cash equivalents at end of year                                 $   510,642     $   860,699
                                                                         ===========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest                                   $   280,000     $    54,000
                                                                         ===========================
Issuance of common stock for acquistion of Med Waste, Inc.               $   310,000              --
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
        available to
        common
        shareholders



Options to purchase 100,000 and 249,310 shares of common stock from $3.375 to $6.00 per share were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares for those years. The options, which expire from 1998 to 2002, were still outstanding at the end of March 1998. Stock warrants of 161,180 and 91,000 shares of common stock from $4.25 to $8.70 per share were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares for those years. The warrants, which expire from 1998 to 2002, were still outstanding as of March 1998.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at March 31, 1998 amounted to $2,069,418 compared to $2,974,425 at December 31, 1997. During the three months ended March 31, 1998 cash decreased by $474,066 to $510,642. Operating activities used $152,271 of cash, principally due to the increase in accounts receivable and prepaid expenses. Investing activities used $526,812 in cash principally due to the purchase of equipment; and Financing activities provided $101,525 of cash.

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

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 27: Restatement of Financial Data Schedules for earnings per share calculated under SFAS 128 for March 31, 1997, June 30, 1997 and September 30, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       Med/Waste, Inc.



Date:    May 19, 1998                    /s/ Daniel A. Stauber
         ------------------             ----------------------------------------
                                         Daniel A. Stauber,
                                           President and Chief
                                           Executive Officer

Date:    May 19, 1998                    /s/ Michael D. Elkin
         ------------------             ---------------------------------------
                                         Michael D. Elkin,
                                           Vice President and Chief
                                           Financial Officer