Form 10QSB
period 1998-06-30
MED WASTE INC
filed 1998-08-14
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         COMMISSION FILE NUMBER: 0-22294

                                 MED/WASTE, INC.
                     ---------------------------------------
                     (Exact Name of Small Business Issuer as
                            Specified in its Charter)


            Delaware                                       65-0297759
---------------------------------                      -------------------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                      Identification No.)



              6175 NW 153 Street, Suite 324, Miami Lakes, FL 33014
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (305) 819-8877
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock $.001 par value as of August 11, 1998 was 6,128,127.

                        MED/WASTE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                          JUNE 30           DECEMBER 31,
                                                                            1998               1997
                                                                         ------------       ------------
                                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash and Cash Equivalents                                           $    136,035       $    984,708
     Accounts Receivable, Net of Allowances of $128,000
            and $108,000                                                    8,339,809          5,525,528
     Net Assets of Discontinued Operations                                         --          2,632,909
     Inventories                                                              459,099            238,653
    Prepaid Expenses and Other Current Assets                               1,787,264            735,779
                                                                         ------------       ------------
Total Current Assets                                                       10,722,207         10,117,577

Property, Plant and Equipment, Net                                         14,853,084         10,636,803
Excess of Purchase Price over Net Assets Acquired,
     Net of Accumulated Amortization                                       16,458,550         11,919,106
Other Assets                                                                1,674,720          2,095,578
Notes Receivable                                                              702,892                 --
                                                                         ------------       ------------
Total Assets                                                             $ 44,411,453       $ 34,769,064
                                                                         ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable and Accrued Liabilities                            $  2,600,487       $  2,511,280
     Current Portion of Notes Payables                                        391,243          4,094,861
     Current Portion of Capital Lease Obligations                             785,259            397,371
     Income Tax Payable                                                       116,000            116,000
     Customer Deposits                                                         23,640             23,640
                                                                         ------------       ------------
Total Current Liabilities                                                   3,916,629          7,143,152

Capital Lease Obligations, Less Current Portion                               853,060            502,239
Notes Payable and Debentures Less Current Portion                          16,187,961          8,496,605
Deferred Income Tax Liability and Other Liabilities                         1,002,000            702,000
                                                                         ------------       ------------
                                                                           18,043,021          9,700,844
Shareholders' Equity:
     Preferred Stock, $. 10 par value; 4,000,000 and 1,000,000
           Shares Authorized; None Outstanding                                     --                 --
    Preferred Stock, $.01 par value; 40,000 and No Shares
       Authorized; 28,869 Outstanding                                             289                430
     Common Stock, $.001 par value; 26,000,000 and 10,000,000
           Shares Authorized; 5,909,695 and 4,629,699
           Shares Issued and Outstanding                                        5,909              4,630
     Additional Paid-in Capital                                            22,311,237         18,625,685
     Warrant Subscriptions Receivable                                        (208,003)          (258,003)
     Retained Earnings (deficit)                                              373,028           (417,017)
                                                                         ------------       ------------
                                                                           22,482,460         17,955,725
   Less Cost of Treasury Stock: 11,824 Shares                                 (30,657)           (30,657)
                                                                         ------------       ------------
   Total Shareholders' Equity                                              22,451,803         17,925,068
                                                                         ------------       ------------
Total Liabilities and Shareholders' Equity                               $ 44,411,453       $ 34,769,064
                                                                         ============       ============



                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        MED/WASTE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30,                             JUNE 30,
                                                      ---------------------------------    -------------------------------
                                                            1998             1997                1998             1997
                                                      ------------       ------------      ------------       ------------
Revenues                                              $  6,061,929       $  2,326,290      $ 12,266,373       $  4,989,150
Costs and expenses:
      Operating costs                                    4,555,535          1,426,928         8,651,002          3,347,880
      Administrative and selling expenses                1,137,232            704,577         2,162,898          1,310,886
      Amortization of intangibles                           36,248             27,062           198,571             31,880
                                                      ------------       ------------      ------------       ------------
            Total                                        5,729,015          2,158,567        11,012,471          4,690,646
                                                      ------------       ------------      ------------       ------------
Operating profit                                           332,914            167,723         1,253,902            298,504
Other, net                                                  24,890            (66,038)         (334,613)           126,872
                                                      ------------       ------------      ------------       ------------

Income from continuing operations                     $    357,804       $    101,685      $    919,289       $    171,632
Discontinued operations, net of taxes                           --       $     96,500      $     14,102       $    176,590
                                                      ------------       ------------      ------------       ------------
Net income                                            $    357,804       $    198,185      $    933,391       $    348,222
Preferred stock dividend                              $     65,504                 --      $    143,346                 --
                                                      ------------       ------------      ------------       ------------
Net income available to common shareholders           $    292,300       $    198,185      $    790,045       $    348,222
                                                      ============       ============      ============       ============
Earnings per share - basic
      From continuing operations                      $        .07       $        .05      $        .18       $        .08
      Discontinued operations, net of taxes                     --                .04                --                .07
                                                      ------------       ------------      ------------       ------------
                                                      $        .07       $        .09      $        .18       $        .15
                                                      ============       ============      ============       ============
Weighted average shares outstanding                      5,334,780          2,318,100         5,146,130          2,317,628
                                                      ============       ============      ============       ============

Earnings per share - diluted
      From continuing operations                      $        .05       $        .03      $        .12       $        .06
      Discontinued operations, net of taxes                     --       $        .03                --       $        .05
                                                      ------------       ------------      ------------       ------------
                                                      $        .05       $        .06      $        .12       $        .11
                                                      ============       ============      ============       ============
Weighted average shares outstanding                      7,428,505          3,838,300         7,059,734          3,837,824
                                                      ============       ============      ============       ============



                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        MED/WASTE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                              SIX  MONTHS ENDED JUNE 30,
                                                                            -----------       -----------
                                                                                1998             1997
                                                                            -----------       -----------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income                                                                  $   790,045       $   348,222
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                                   746,044           323,591
Provision for doubtful notes and accounts receivable                            128,000            34,970

Changes in operating assets and liabilities:
(Decrease) increase in accounts receivable                                   (2,902,798)         (395,940)
Increase in notes receivables                                                  (702,892)         (430,837)
Increase in inventories                                                        (220,446)         (130,148)
Increase in prepaid expenses and other current assets                        (1,051,485)         (315,467)
(Decrease) in asset held for sale                                             2,632,909          (176,592)
Increase in other assets and intangible assets                               (4,066,640)         (819,573)
(Decrease) increase in accounts payable and accrued
expenses                                                                         89,207           279,396

Increase in deferred income taxes and other liabilities                         300,000                 0
(Decrease) increase in customer deposits                                              0            21,251
                                                                            -----------       -----------
Net cash used in operating activities                                        (4,258,056)       (1,261,127)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
Purchase of property plant and equipment, net                                (4,743,754)         (793,804)
                                                                            -----------       -----------

Net cash (used in) provided by investing activities                          (4,743,754)         (793,804)


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in capital leases, net                                      738,709            12,411

(Decrease) increase in line of credit and notes payable, net                  3,987,738         2,442,690

Proceeds from stock subscription receivable                                      50,000            32,235

Issuance of common shares                                                     3,376,690             6,000
                                                                            -----------       -----------
Net cash provided by financing activities                                     8,153,137         2,493,336
                                                                            -----------       -----------

Increase (decrease) in cash and cash equivalents                               (848,673)          438,405
Cash and cash equivalents at beginning of year                                  984,708            81,820
                                                                            -----------       -----------
Cash and cash equivalents at end of year                                    $   136,035       $   520,225
                                                                            ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                                      $   431,000       $   193,000
                                                                            ===========       ===========
Issuance of common stock for acquisition of Med Waste, Inc.                 $   310,000                --
                                                                            ===========       ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        MED/WASTE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. INTERIM FINANCIAL STATEMENTS

Med/Waste, Inc. (the "Company") is a holding company which, through its subsidiaries, is engaged in the provision of medical waste management services.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. The significant accounting principles are the same as those used to prepare the annual audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2.  ACQUISITIONS.

On March 31, 1998, the Company purchased the capital stock of Med Waste, Inc, an unrelated Pennsylvania corporation. The purchase price was $310,000 payable in 41,000 shares of the Company's common stock at closing. The stock issued for the purchase is guaranteed by the Company to have a fair market value at the end of two years of $7.50 per share.

In June 1998, the Company purchased from Biomade Plastics, Inc. a subsidiary of ARK Industries, Inc. (Formerly BioMedical Waste Systems, Inc.) molds for the manufacture of reusable sharps container, lids and acessories used in the "Sharps Away" program, together will all proprietary knowledge, patents, 510k approval, trade secrets, referral lists, technical information, quality control data, processes (whether secret or not), methods and other similar know how or rights. Biomade Platics, Inc. operated a "Sharps Away" reusable sharps container program through licensing territories to third parties. The Company received an assignment of all license agreements as well as all inventories of such containers.

In June 1998, the Company acquired Target Medical Waste Services, LLC ("Target") based in Mobile, Alabama. Target provides medical waste management services to customers in Alabama, Florida, Louisiana, and Mississippi. Target also owns and operates a medical waste autoclave facility. The purchase price for Target amounted to $1,087,912 payable in cash.

In June 1998, the Company acquired Med-Waste, Inc. an unrelated
Alabama corporation ("Decatur") based in Decatur, Alabama. Decatur provides medical waste management services to medical waste generators located in the states of Alabama, Georgia, and Tennessee. Decatur also owns and operates a medical waste autoclave facitilty. The purchase price for Decatur amounted to $500,000 in cash, 133,334 shares of Common Stock and $1.5 million in notes.

3.  DEBENTURES AND NOTES PAYABLE

Debentures and Notes payable consist of the following at June 30, 1998:


      10% Convertible Redeemable Debentures
         due July 1, 2000                             $   497,500
      Term Loan                                         8,345,321
      Line of Credit                                    3,968,416
      Notes payable                                     3,767,967
                                                      -----------
      Total notes payable                              16,579,204
      Less: current portion                               391,243
                                                      -----------
      Total                                           $16,187,961
                                                      ===========

During the six months ended June 30, 1998 and 1997 interest expense was approximately $494,000 and $214,000 respectively.

The Company has a line of credit with a bank for $5,000,000. The line of credit is a demand note and bears interest at a prime plus 1%. Interest is payable monthly. At June 30, 1998, the Company had $3,968,416 in outstanding borrowings under the line. Substantially all of the Company's assets are collateral for the loan. In addition, the Company is a party to a $6.5 million term loan, with its bank. The term loan bears interest at a rate of prime plus 1%, and is payable $83,333 in principal plus interest monthly with a balloon payment on April 30, 1999.

4.  NET INCOME PER COMMON SHARE

A reconciliation of the numerator and denominator of earnings per share for the six months ended June 30 follows:


                                       1998                                      1997
                                       ----                                      ----
                       Income         Shares       Per-Share     Income         Shares        Per-Share
                     (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)     Amount
                     -----------   -------------   ---------   -----------   -------------    ---------
Income (loss)
before
discontinued
operations            $933,391                                   $348,222
Less: Preferred
stock dividends        143,346
Basic EPS
Income available
to
common
shareholders          $790,045       5,146,130        .18        $348,222     2,317,628           .15
                                                  -------                                     -------

Effect of Dilutive
Securities

Warrants                               270,179                                  105,926
Options                                788,209                                  926,264

Reduction of
interest              $ 42,753         855,216                    153,905       923,077
                      --------      ----------                   --------      --------

Diluted EPS

Income (loss)
available to
common
shareholders          $832,798       7,059,734        .12        $502,127     4,272,895           .11
                      --------      ----------    -------        --------    ----------       -------


Options to purchase 925,500 and 225,000 shares of common stock from $3.375 to $6.00 per share were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares for those years. The options, which expire from 1998 to 2003, were still outstanding at the end of June 1998. Stock warrants to purchase 91,000 shares of common stock at $8.70 per share were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares for those years. The warrants, which expire from 1998 to 2003, were still outstanding as of June 30, 1998.

5.  SALE OF KOVER

On January 30, 1998, the Company sold 100% of the common stock of Kover to MPK Holdings, LP ("MPK"). MPK is owned by Philip W. Kubec. The selling price approximated the book value of Kover, accordingly there was no material gain or loss. Mr. Kubec was the president and chief executive officer of Kover and a director of the Company. The Company received aggregate consideration for the sale of Kover of $2.7 million, payable $1.2 million in cash at closing and the balance of $1.5 million in promissory notes. The Company received two promissory notes, one for $960,000 from MPK (the "MPK Note") and one for $540,000 from Kover (the "Kover Note"). In July 1998, MPK prepaid the MPK Note and Kover Note plus accrued interest. The Company received $1,350,000 in cash and a new

$150,000 promissory note from MPK ("the New Note"). The New Note is payable interest only monthly at the rate of 8.25% per annum, with the principal balance due at the end of the eleven years.

For the six ended June 30, 1998, the net loss from Kover was ($2,948) with the sale of Kover creating a gain of $17,050; both are reported as discontinued operations.


6. SUBSEQUENT EVENTS

In July 1998, the Company entered into an agreement to acquire Health Care Waste Services Corp., ("HCWS") a medical waste hauling company based in New York. The Company anticipates the closing to occur in the fourth quarter of 1998 upon approval by the New York City Trade Waste Commission. HCWS provides medical waste hauling and sharps reusable programs to hospitals and small quantity generators in the greater metropolitan New York City Medical Community. Upon completion of the acquistion of HCWS, the Company will become a dominant medical waste management company in the New York City market place.

The Company has also entered into an agreement to acquire Sanford Motors, Inc. and its related companies ("SMI") in August 1998. The Company anticipates the closing to occur in the third quarter of 1998. SMI operates a medical waste hauling operation in the Delaware Valley region and owns a 49% interest in an incineration facility in North Carolina.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH JUNE 30, 1997

         REVENUES. For the six months ended June 30, 1998, the Company had revenues of $12,266,373 up 146% from $4,989,150 for the comparable period in 1997. The higher revenues for the current three month period was primarily due to the inclusion of revenues from Incendere, Inc. which the Company acquired in November 1997, Safety Disposal System of Georgia, Inc. ("SDSGA") which acquired the assets of Environmental Waste Reductions, Inc. in September 1997 and Safety Disposal System of Pennsylvania, Inc. ("SDSPA"), which acquired an autoclave facility and management company in November 1997.

         OPERATING COSTS. Consolidated operating costs amounted to $8,651,002 in the six months ended June 30, 1998 period as compared to $3,347,880 for the same period in 1997. The increase is primarily attributable to the inclusion of Incendere, SDSGA, and SDSPA; as well as higher second quarter costs associated with the expansion of the Company's incinerator ("Hampton").

         ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses increased to $2,162,898 in the six months ended June 30, 1998 from $1,310,886 for the same period for 1997. The increase is primarily attributable to the inclusion of Incendere, Inc, SDSGA, and SDSPA; as well as expenses associated with a failed acquisition.

         OPERATING PROFIT. The Company recorded an operating profit of $1,253,902 for the six months ended June 30, 1998 as compared to $298,504 in the comparable 1997 period. The increase is primarily attributable to the inclusion of Incendere, SDSGA, and SDSPA; partially offset by second quarter costs associated with the expansion of Hampton and expenses associated with a failed acquisition.

         OTHER, NET. Other, net increased to an expense of ($334,613) in the six months ended June 30, 1998 as compared to expense of ($126,872) for the same period in 1997 primarily due to the interest expense on the term loan used in the purchase of Incendere.

         NET INCOME. Net income for the first six months of 1998 rose to $933,391 or $.12 per diluted share, compared to a net income of $171,632 from continuing operations, or $.06 per diluted share for the same period in 1997. The increase was primarily attributable to the inclusion of net revenue from Incendere, SDSGA, and SDSPA; partially offset by second quarter costs associated with the expansion of Hampton and expenses associated with a failed acquisition.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH JUNE 30, 1997

         REVENUES. For the three months ended June 30, 1998, the Company had revenues of $6,061,929 up 161% from $2,326,290 for the comparable period in 1997. The higher revenues for the current three month period was primarily due to the inclusion of revenues from Incendere, SDSGA, and SDSPA.

         OPERATING COSTS. Consolidated operating costs amounted to $4,555,535 in the three months ended June 30, 1998 period as compared to $1,426,928 for the same period in 1997. The increase is primarily attributable to the inclusion of Incendere, Inc, SDSGA, and SDSPA; and costs associated with the expansion of Hampton.

         ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses increased to $1,137,232 in the three months ended June 30, 1998 from $704,577 for the same period in 1997. The increase is primarily attributable to the inclusion of Incendere, SDSGA, and SDSPA; as well as expenses associated with a failed acquisition.

         OPERATING PROFIT. The Company recorded an operating profit of $332,914 for the three months ended June 30, 1998 as compared to $167,723 in the comparable 1997 period. The increase is primarily attributable to the inclusion of Incendere, SDSGA, and SDSPA; partially offset by costs associated with the Hampton expansion and expenses associated with a failed acquisition.

         OTHER, NET. Other, net decreased to an expense of $24,890 in the three months ended June 30, 1998 as compared to expense of ($66,038) for the same period in 1997 primarily due to the interest expense on the term loan used in the purchase of Incendere partially offset by a gain on the sale of land.

         NET INCOME. Net income for the second quarter of 1998 rose to $357,804, compared to a net income of $101,685 from continuing operations for the same period in 1997. The increase was primarily attributable to the inclusion of net revenue from Incendere, SDSGA, and SDSPA; partially offset by costs associated with the Hampton expansion; and expenses associated with a failed acquisition.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at June 30, 1998 amounted to $6,805,578 compared to $2,974,425 at December 31, 1997. During the six months ended June 30, 1998 cash decreased by $846,673 to $136,035. Operating activities used $4,258,056 of cash, principally due to the increase in accounts receivable and prepaid expenses. Investing activities used $4,743,754 in cash principally due to the purchase of equipment; and Financing activities provided $8,153,137 of cash.

         On January 30, 1998, the Company sold 100% of the common stock of Kover to MPK Holdings, LP ("MPK"). MPK is owned by Philip W. Kubec. The selling price approximated the book value of Kover, accordingly there was no material gain or loss. Mr. Kubec was the president and chief executive officer of Kover and a director of the Company. The Company received aggregate consideration for the sale of Kover of $2.7 million, payable $1.2 million in cash at closing and the balance of $1.5 million in promissory notes. The Company received two promissory notes, one for $960,000 from MPK (the "MPK Note") and one for $540,000 from Kover (the "Kover Note"). In July 1998, MPK prepaid the MPK Note and Kover Note plus accrued interest. The Company received $1,350,000 in cash and a new $150,000 promissory note from MPK ("the New Note"). The New Note is payable interest only montly at the rate of 8.25% per annum, with the principal balance due at the end of the eleven years.

         On March 31, 1998, the Company purchased the capital stock of Med Waste, Inc., an unrelated Pennsylvania corporation. The purchase price was $310,000 payable in 41,000 shares of the Company's common stock at closing. The stock issued in connection with the purchase is guaranteed by the Company at the end of two years of $7.50 per share.

         In June 1998, the Company purchased from Biomade Plastics, Inc. a subsidiary of ARK Industries, Inc. (Formerly BioMedical Waste Systems, Inc.) molds for the manufacture of reusable sharps container, lids and acessories used in the "Sharps Away" program, together will all proprietary knowledge, patents, 510k approval, trade secrets, referral lists, technical information, quality control data, processes (whether secret or not), methods and other similar know how or rights. Biomade Platics, Inc. operated a "Sharps Away" reusable sharps container program through licensing territories to third parties. The Company received an assignment of all license agreements as well as all inventories of such containers.

         In June 1998, the Company acquired Target Medical Waste Services, LLC ("Target") based in Mobile, Alabama. Target provides the medical waste management services to customers in Alabama, Florida, Louisiana, and Mississippi. Target also owns and operates a medical waste autoclave facility. The purchase price for Target amounted to $1,087,912 payable in cash.

         In June 1998, the Company acquired Med-Waste, Inc. an unrelated Alabama corporation ("Decatur") based in Decatur, Alabama. Decatur provides medical waste management services to medical waste generators located in the states of Alabama, Georgia, and Tennessee. Decatur also owns and operated a medical waste autoclave facitilty. The purchase price for Decatur amounted to $500,000 in cash, 133,334 shares of Common Stock and $1.5 million in notes.

         In July 1998, the Company entered into an agreement to acquire Health Care Waste Services Corp., ("HCWS") a medical waste hauling company based in New York City in July 1998. The Company anticipates the closing to occur in the fourth quarter of 1998 upon approval by the New York City Trade Waste Commission. HCWS provides medical waste hauling and sharps reusable programs to hospitals and small quantity generators in the greater metropolitan New York City medical community. Upon completion of the acquisition of HCWS, the Company will become a dominant medical waste management company in the New York City market place.

         The Company has also entered into an agreement to acquire Sanford Motors, Inc. and its related companies ("SMI") in August 1998. The Company anticipates the closing to occur in the third quarter of 1998. SMI operates a medical waste hauling operation in the Delaware Valley region and owns a 49% interest in an incineration facility in North Carolina.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

The Company held its 1998 annual meeting of shareholders on June 18, 1998 (the "Annual Meeting"). At the Annual Meeting, the Company's shareholders voted on the following matters: (a) election of directors; and (b) to amend the Company's 1996 Emoployee Stock Option Plan.

Two Class II directors were elected at the Ammual Meeting with the votes as indicated below:

                                            For                    Withheld
                                            ---                    --------
                  Richard Green          3,098,013                  29,625
                  William Dolan          3,098,093                  29,645


The amendment to the Company's 1996 Emoployee Stock Option Plan was approved at the Annual Meeting by the following votes:

                          For:              1,765,163
                          Against:            146,343
                          Abstain:             44,974
                          Not voted:        1,444,595


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 27:        Financial Data Schedules for June 1998

The Company did not file a Form 8-K for the three months ended June 30, 1998.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                                Med/Waste, Inc.


Date:   August 14, 1998                          /s/ Daniel A. Stauber
        --------------------                    -------------------------------
                                                Daniel A. Stauber,
                                                President and Chief
                                                Executive Officer

Date:   August 14, 1998                         /s/ Michael D. Elkin
        --------------------                    -------------------------------
                                                Michael D. Elkin,
                                                Vice President and Chief
                                                Financial Officer