Form 10QSB
period 1998-09-30
MED WASTE INC
filed 1998-11-16
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT

          For the transition period from ____________ to _____________

                         COMMISSION FILE NUMBER: 0-22294


                                 MED/WASTE, INC.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            DELAWARE                                         65-0297759
-------------------------------                    --------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

              6175 NW 153 STREET, SUITE 324, MIAMI LAKES, FL 33014
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 819-8877
-------------------------------------------------------------------------------
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

The number of shares outstanding of the registrant's common stock $.001 par value as of November 12, 1998 was 6,665,966.

                        MED/WASTE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                     September 30, 1998           December 31, 1997
                                                                   -----------------------       --------------------
    ASSETS
    CURRENT ASSETS:
         Cash and Cash Equivalents                                            $   455,285                $   984,708
         Accounts Receivable, Net of Allowances of $144,000                     8,261,340
                and $40,000                                                                                5,525,528
         Net Assets of Discontinued Operations                                         --                  2,632,909
         Inventories                                                              354,391                    238,653
         Prepaid Expenses and Other Current Assets                              2,280,452                    735,779
                                                                   -----------------------       --------------------
    Total Current Assets                                                      $11,351,468                 10,117,577

    Property, Plant and Equipment, Net                                         14,228,913                 10,636,803
    Excess of Purchase Price over Net Assets Acquired,
         Net of Accumulated Amortization                                       19,367,356                 11,919,106
    Other Assets                                                                  630,663                  2,095,578
    Notes Receivable                                                              607,398                         --
                                                                   -----------------------       --------------------
    Total Assets                                                              $46,185,798                $34,769,064
                                                                   =======================       ====================

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities:
         Accounts Payable and Accrued Liabilities                             $ 3,392,938                $ 2,511,280
         Current Portion of Notes Payables                                        391,243                  4,094,861
         Current Portion of Capital Lease Obligations                             648,825                    397,371
         Income Tax Payable                                                       116,000                    116,000
         Customer Deposits                                                             --                     23,640
                                                                   -----------------------       --------------------
    Total Current Liabilities                                                   4,549,006                  7,143,152

    Capital Lease Obligations, Less Current Portion                               799,803                    502,239
    Notes Payable and Debentures Less Current Portion                          16,252,280                  8,496,605
    Deferred Income Tax Liability and Other Liabilities                         1,002,000                    702,000
                                                                   -----------------------       --------------------
                                                                               18,054,083                  9,700,844
    Shareholders' Equity:
         Preferred Stock, $.10 par value; 4,000,000 and 1,000,000                      --                         --
               Shares Authorized; None Outstanding
         Preferred Stock, $.01 par value; 40,000 and No Shares
               Authorized; 28,869 Outstanding                                                                    430
         Common Stock,$.001 par value; 26,000,000 and 10,000,000                      289
               Shares Authorized; and 6,149,154 Shares Issued
               and Outstanding                                                      6,149                      4,630
         Additional Paid-in Capital                                            22,948,851                 18,625,685
         Warrant Subscriptions Receivable                                        (208,003)                  (258,003)
         Retained Earnings (deficit)                                              866,080                   (417,017)
                                                                   -----------------------       --------------------
                                                                               23,613,366                 17,955,725
       Less Cost of Treasury Stock: 11,824 Shares                                 (30,657)                   (30,657)
                                                                   -----------------------       --------------------
       Total Shareholders' Equity                                              23,582,709                 17,925,068
                                                                   -----------------------       --------------------
    Total Liabilities and Shareholders' Equity                                $46,185,798                $34,769,064
                                                                   =======================       ====================



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MED/WASTE, INC. SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30                        September 30
                                                  ---------------------------------  -----------------------------------
                                                       1998             1997               1998             1997
                                                  ---------------------------------  -----------------------------------
Revenues                                               $8,389,733      $ 2,391,126        $20,656,106       $ 7,380,276
Costs and expenses:
Operating costs                                         3,798,542        1,490,671         12,449,544         4,838,551
Administrative and selling expenses                     2,996,007          580,917          4,908,905         1,891,803
Amortization of Intangibles                               165,082           27,506            363,653            59,386
                                                  ---------------------------------  -----------------------------------
Total                                                   6,959,631        2,099,094         17,722,102         6,789,740
                                                  ---------------------------------  -----------------------------------
Operating profit                                        1,430,102          292,032          2,934,004           590,536
Other, net                                               (641,008)        (118,810)          (975,621)         (245,682)
                                                  ---------------------------------  -----------------------------------
Income before income taxes                                789,094          173,222          1,958,383           344,854
Income taxes                                              361,538               --            611,538                --
                                                  ---------------------------------  -----------------------------------
Income from continuing operations                         427,556          173,222          1,346,845           344,854
Discontinued operations, net of taxes                          --          202,690             14,102           379,285
                                                  ---------------------------------  -----------------------------------
Net Income                                                427,556          375,912          1,360,947           724,139
Preferred stock dividend                                   65,518               --            208,864                --
                                                  ---------------------------------  -----------------------------------
Net Income available to common shareholders              $362,038         $375,912         $1,152,083          $724,139
                                                  =================================  ===================================
Earnings per share - basic
From continuing operations                                   $.06             $.05               $.21              $.08
Discontinued operations, net of taxes                          --             $.05                 --              $.09
                                                  ---------------------------------  -----------------------------------
                                                             $.06             $.10               $.21              $.17
                                                  ======================================================================
Weighted average shares outstanding                     6,130,548        4,654,849          5,477,568         4,496,137

Earnings per share - diluted
From continuing operations                                  $0.05            $0.05              $0.17             $0.10
Discounted operations, net of taxes                            --            $0.04                 --             $0.07
                                                  ---------------------------------  -----------------------------------
                                                            $0.05           $ 0.09              $0.17             $0.17
                                                  =================================  ===================================
Weighted shares outstanding                             7,512,489        5,680,490          6,859,509         5,521,778


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MED/WASTE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                                   -----------------------
                                                                                     1998           1997
                                                                                   --------       --------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net Income                                                                       $ 1,360,947          344,854
Adjustments to reconcile net income to net cash used in operating activities

Depreciation and amortization                                                      1,338,193          405,342
Provision for doubtful notes and accounts receivable                                 192,000           36,126
Issuance proceeds                                                                         --        3,258,600
Issuance of warrants for services                                                         --           38,233

Dividends Paid                                                                       (77,842)              --

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable                                        (2,927,812)      (1,259,823)
(Increase) in notes receivables                                                      607,398         (662,000)
(Increase) in inventories                                                           (115,738)          11,962
(Increase) in prepaid expenses and other current assets                           (1,544,673)        (517,002)
(Decrease) in assets held for sale                                                 2,632,909          (82,441)
(Increase) in other assets and intangible assets                                  (6,346,988)      (2,029,417)
Increase (decrease) in accounts payable and accrued expenses                         520,120         (945,397)

Increase in deferred income taxes and other liabilities                              661,538               --
(Decrease) increase in customer deposits                                             (23,640)         103,571
                                                                                 -----------     ------------
Net cash used in operating activities                                            $(4,938,384)    $ (1,317,391)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
Purchase of property plant and equipment, net                                    $(4,566,650)      (2,736,476)
Write off of equipment from fire damage                                                             3,259,600
Payment for purchase of Environmental Waste Reduction ("EWR")                                      (1,825,000)
Increase in net assets and liabilities of EWR                                                      (1,840,508)
                                                                                 -----------     ------------
Net cash (used in) provided by investing activities                              $(4,566,650)      (3,143,384)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in capital leases, net                                       $   549,018          495,349
Proceeds from 10% convertible redeemable debentures                                                 2,692,709
Proceeds from assignment of Notes Receivable                                                          251,000
Increase (Decrease) in line of credit and notes payable, net                       4,052,057          898,013

Proceeds from stock subscription receivable                                           50,000               --

Issuance of common shares                                                          4,324,536        2,183,651
                                                                                 -----------     ------------
Net cash provided by financing activities                                        $ 8,975,611     $  6,520,722
                                                                                 -----------     ------------

Decrease in cash and cash equivalents                                               (529,423)       2,059,947
Cash and cash equivalents at beginning of year                                       984,708           81,820
                                                                                 -----------     ------------
                                                                                 $   455,285        2,141,767
                                                                                 ===========     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                                           $   641,000     $    266,000
                                                                                 ===========     ============
Issuance of common stock for acquisition of Med Waste, Inc.




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

Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. The significant accounting principles are the same as those used to prepare the annual audited financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2. ACQUISITIONS.

On March 31, 1998, the Company purchased the capital stock of Med Waste, Inc, an unrelated Pennsylvania corporation. The purchase price was $310,000 payable in 41,000 shares of the Company's common stock at closing. The stock issued for the purchase is guaranteed by the Company to have a fair market value at the end of two years for $7.50 per share.

In June 1998, the Company purchased from Biomade Plastics, Inc. a subsidiary of ARK Industries, Inc. (formerly BioMedical Waste Systems, Inc.) molds for the manufacture of reusable sharps containers, lids and accessories used in the "Sharps Express" program, together will all proprietary knowledge, patents, 510k approvals, trade secrets, referral lists, technical information, quality control data, processes (whether secret or not), methods and other similar know how or rights. Biomade Plastics, Inc. operated a reusable sharps container program through licensing territories to third parties. The Company received an assignment of all license agreements as well as all inventories of such containers. The purchase price was $1,100,000 payable 50% in cash and 50% in the Company's common stock.

In June 1998 the Company, acquired Target, Medical Waste Services, LLC ("Target") based in Mobile, Alabama. Target provides medical waste management services to customers in Alabama, Florida, Louisiana and Mississippi. Target also owns and operates a medical waste autoclave facility. The purchase price for Target amounted to $1,087,912 payable in cash.

In June 1998, the Company acquired Med-Waste, Inc., an unrelated Alabama corporation ("Decatur") based in Decatur, Alabama. Decatur provides medical waste management services to medical waste generators located in the states of Alabama, Georgia and Tennessee. Decatur also owns and operates a medical waste autoclave facility. The purchase price for Decatur amounted to $500,000 in cash, 133,334 shares of the Company's common stock and $1.5 million in notes.

In July 1998, the Company entered into an agreement to acquire Health Care Waste Services Corp., ("HCWS"). A medical waste hauling company based in New York City. The Company anticipates the closing to occur in the fourth quarter of 1998 upon approval by the New York City Trade Waste Commission. HCWS provides medical waste hauling and sharps reusable programs to in the greater Metropolitan New York City medical community.

3.  DEBENTURES AND NOTES PAYABLE

Debentures and Notes payable consist of the following at September 30, 1998:


           Term Loan                                        $  8,346,030
           Line of Credit                                      4,609,381
           Notes payable                                       3,688,112
                                                            ------------
           Total notes payable                              $ 16,643,523
           Less: current portion                                (391,243)
                                                            ------------
           Total                                            $ 16,252,280
                                                            ============

During the nine months ended September 30, 1998 and 1997 interest expense was approximately $641,000 and $266,000 respectively.

The Company has a line of credit with a bank for $5,000,000. The line of credit is a demand note and bears interest at prime plus 1%. Interest is payable monthly. At September 30, 1998, the Company had $4,609,381 in outstanding borrowings under the line. Substantially all of the Company's assets are collateral for the loan. In addition, the Company is a party to a $8,346,030 million term loan, with its bank. The term loan bears interest at a rate of prime plus 1%, and is payable interest monthly with a balloon payment on April 30, 1999.

4.  NET INCOME PER COMMON SHARE

A reconciliation of the numerator and denominator of earnings per share for the quarters ended September 30th follows:


                                                      1998                                     1997
                                      Income         Shares       Pre-Share     Income         Shares       Pre-Share
                                    (Numerator)   (Denominator)    Amount    (Numerator)   (Denominator)     Amount
                                    -----------   -------------   ---------  -----------   -------------    ---------
Income (loss) before
 discontinued operations           $ 1,346,845                                $ 344,854

Less: Preferred stock dividends        208,864
Basic EPS Income available to
 common shareholders               $ 1,137,981      5,477,568        .21      $ 344,854       4,496,137          .08
                                                                   -----                                       -----
Effect of Dilutive Securities

Warrants and Options                                  696,810                                 1,337,731

Reduction of Interest              $    42,753        685,131                 $ 205,679       1,025,641
                                   -----------     ----------                 ---------       ---------
Diluted EPS

Income (loss) available to
 common shareholders               $ 1,180,734      6,859,509        .17      $ 550,533       6,859,509          .10
                                   -----------     ----------      -----      ---------       ---------        -----

Options to purchase 946,500 and 641,000 shares of common stock from $2.75 to $8.50 per share were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares for those years. The options, which expire from 1999 to 2002, were still outstanding at the end of September 1998. Warrants to purchase 141,000 and 116,000 shares of common stock from $4.25 to $8.70 per share were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the warrant exercise price was greater than the average market price of the common shares for those years. The warrants, which expire from 1998 to 2002, were still outstanding as of September 30, 1998.

5. SALE OF KOVER

On January 30, 1998, the Company sold 100% of the common stock of a wholly owned subsidiary, the Kover Group, Inc. ("Kover") to MPK holdings, LP ("MPK"), MPK is owned by Phillip W. Kubec. Mr. Kubec was the president and chief executive officer of Kover and a director of the Company. The selling price approximated the book value of Kover. Accordingly, no material gain or loss is expected in 1998. The Company received aggregate consideration for the sale of Kover of $2.7 million, payable $1.2 million in cash at closing and the balance of $1.5 million in promissory notes. The Company received two promissory notes, one for $960,000 from MPK (the "MPK Note") and one for $540,000 from Kover (the "Kover Note"). In July 1998, MPK prepaid the MPK Note and Kover Note plus accrued interest. The Company received $1,350,000 in cash and a new $150,000 promissory note from MPK ("the New Note"). The New Note is payable interest only monthly at the rate of 8.25% per annum, with the principal balance due at the end of eleven years.

For the nine months ended September 30, 1998, the net loss from Kover was ($2,948) with the sale of Kover creating a gain of $17,050; both are reported as discontinued operations.

6. SUBSEQUENT EVENT

In October 1998, the Company acquired Sanford Motors, Inc. and its related companies ("SMI"). SMI operates a medical waste hauling operation in the Pennsylvania, New Jersey, Delaware, and Maryland region and owns a 49% interest in an incineration facility in Matthews, North Carolina. The purchase price for SMI was payable $4,000,000 in cash and 500,000 shares of the Company's common stock. The Company has guaranteed that the common stock will have a fair market value of $14 at the end of three years following the closing.

In October 1998, the Company purchased BMW Medtec of West Virginia, Inc. ("BMW"), a medical waste transportation company operating in West Virginia, Eastern Ohio and Western Pennsylvania. The purchase price for BMW was payable $175,000 in cash and 16,000 shares of the Company's common stock.

On November 5, 1998, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (the "Rights") for each outstanding share of common stock, $.001 per value (the "Common Stock"), of the Company to share-holders of record at the close of business on November 6, 1998 (the "Record Date") and authorized the issuance of one Right with respect to each share of Common Stock that becomes outstanding between the Record Date and November 6, 2008 or such earlier time as the Rights are redeemed. Each Right, when exercisable, entitles the registered holder to purchase from the company one one-hundreth of a share of Series B Junior Participating Preferred Stock, $.001 par value (the "Preferred Stock"), at a price of $25 per one one-hundredth of a share (the "Purchase Price"), subject to adjustment. Under certain circumstances, when a person acquires 20%, or more, of the Company's common stock, each right would entitle the holder to purchase, at $25, a number of shares of common stock, having a market value at the time equal to twice the Rights exercise price. The terms of the Rights are set forth in a Rights Agreement (the "Rights Plan") between the Company and Continental Stock Transfer and Trust Company, as Rights Agent, a copy of which is attached as an exhibit to the Company's current report on Form 8-K filed with the SEC on November 6, 1998. The description of the Rights set forth below does not purport to be complete and is qualified in its entirety by reference to the Rights Plan.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH SEPTEMBER 30, 1997

         REVENUES. For the three months ended September 30, 1998, the Company had revenues of $8,389,733 an increase of 251% from the comparable period in 1997. The higher revenues for the three month period ended September 30, 1998 was primarily due to the inclusion of revenues from Incendere, Inc., (acquired in November 1997), Safety Disposal System of Georgia, Inc. ("SDSGA") (acquired in September 1997), Safety Disposal System of Pennsylvania, Inc., ("SDSPA") (acquired in November 1997), Med-Waste of Alabama (acquired in June 1998), Target Medical Waste Services (acquired in June 1998) and a management agreement with SMI which ended on September 30, 1998.

         OPERATING COSTS. Consolidated operating costs amounted to $3,798,542 in the three months ended September 30, 1998 period as compared to $1,490,671 for the same period in 1997. The increase is primarily attributable to the inclusion of the operations of Incendere, SDSGA, SDSPA, Med-Waste of Alabama and Target Medical Waste Services; and costs associated with the continued renovation of the Company's incinerator in Hampton, South Carolina. Management believes that the upgrade of the South Carolina incinerator should be completed by the latter part of the second quarter of 1999.

         ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses increased to $2,996,007 in the three months ended September 30, 1998 from $580,917 for the same period for 1997. The increase is primarily attributable the inclusion of expenses associated with Incendere, SDSGA, SDSPA, Med-Waste of Alabama and Target Medical Waste Services.

         OPERATING PROFIT. The Company recorded an operating profit of $1,430,102 for the three months ended September 30, 1998 as compared to $292,032 in the comparable 1997 period. The increase was primarily attributable to the inclusion of Incendere, SDSGA, SDSPA, Med-Waste of Alabama and Target Medical Waste Services; partially offset by costs associated with the continued renovation of the Company's incinerator. Management believes that the upgrade of the South Carolina incinerator should be completed by the latter part of the second quarter of 1999.

         OTHER, NET. Other, net increased to an expense of $641,008 in the three months ended September 30, 1998 as compared to expense of $118,810 for the same period in 1997 primarily due to the interest expense on the term loan used in the purchase of acquisitions.

         NET INCOME FROM CONTINUING OPERATIONS. Net income from continuing operations for the third quarter of 1998 rose to $427,556 compared to a net income of $173,222 from continuing operations for the same period in 1997. The increase was primarily attributable the inclusion of net revenue from Incendere, SDSGA, SDSPA, Med-Waste of Alabama and Target Medical Waste Services; and costs associated with the continued renovation of the incinerator. Management believes that the upgrade of the South Carolina incinerator should be completed by the latter part of the second quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH SEPTEMBER 30, 1997

         REVENUES. For the nine months ended September 30, 1998, the Company had revenues of $20,656,106 up 180% from the comparable period in 1997. The higher revenues for the current nine month period were primarily due to the inclusion of revenues from Incendere, SDSGA, and SDSPA, Med-Waste of Alabama and Target Medical Waste Services.

         OPERATING COSTS. Consolidated operating costs amounted to $12,449,544 in the nine months ended September 30, 1998 period as compared to $4,838,551 for the same period in 1997. The increase is primarily attributable to the inclusion of Incendere, Inc., SDSGA, and SDSPA, Med-Waste of Alabama and Target Medical Waste Services; and costs associated with the continued renovation of Hampton. Management believes that the upgrade of the South Carolina incinerator should be completed by the latter part of the second quarter of 1999.

         ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses increased to $4,908,905 in the nine months ended September 30, 1998 from $1,891,803 for the same period in 1997. The increase was primarily attributable the inclusion of net revenue from Incendere, SDSGA, SDSPA, Med-Waste of Alabama and Target Medical Waste Services.

         OPERATING PROFIT. The Company recorded an operating profit of $2,934,004 for the nine months ended September 30, 1998 as compared to $590,536 in the comparable 1997 period. The increase was primarily attributable to the inclusion of net revenue from Incendere, Inc., SDSGA, and SDSPA, Med-Waste of Alabama and Target Medical Waste Services; and costs associated with the continued renovation of Hampton. Management believes that the upgrade of the South Carolina incinerator should be completed by the latter part of the second quarter of 1999.

         OTHER, NET. Other, net increased to an expense of $975,621 in the nine months ended September 30, 1998 as compared to expense of $245,682 for the same period in 1997 primarily due to the interest expense on the term loans used in the purchase of acquisitions.

         NET INCOME FROM CONTINUING OPERATIONS. Net income for nine months ended September of 1998 rose to $1,346,845, compared to a net income of $344,854 from continuing operations for the same period in 1997. The increase was primarily attributable to the inclusion of net revenue from Incendere, SDSGA, and SDSPA, Med-Waste of Alabama and Target Medical Waste Services; and costs associated with the continued renovation of Hampton. Management believes that the upgrade of the South Carolina incinerator should be completed by the latter part of the second quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at September 30, 1998 amounted to $6,802,462 compared to $2,974,425 at December 31, 1997. During the nine months ended September 30, 1998 cash decreased by $529,423 to $455,285. Operating activities used $4,938,384 of cash, principally due to the increase in accounts receivable, other assets and prepaid expenses. Investing activities used $4,566,650 in cash principally due to the purchase of equipment; and Financing activities provided $8,975,611 of cash.

         On January 30, 1998, the Company sold 100% of the common stock of Kover to MPK holdings, LP ("MPK") MPK is owned by Phillip W. Kubec. The selling price approximated the book value of Kover, accordingly no material gain or loss is expected in 1998. The Company received aggregate consideration for the sale of Kover of $2.7 million, payable $1.2 million in cash at closing and the balance of $1.5 million in promissory notes. In July 1998 MPK prepaid the MPK Note and Kover Note plus accrued interest. The Company received $1,350,000 cash and a new $150,000 promissory Note from MPK ("New Notes"). The Company received two promissory notes, one for $960,000 from MPK (the "MPK Note") and one for $540,000 from Kover (the "Kover Note").

         On March 31, 1998, the Company purchased the capital stock of Med Waste, Inc., an unrelated Pennsylvania corporation. The purchase price was $310,000 payable in 41,000 shares of the Company's common stock at closing. The stock issued in connection with the purchase is guaranteed, by the Company to be at the end of two years for $7.50 per share.

         In June 1998, the Company purchased from Biomade Plastics, Inc. a subsidiary of ARK Industries, Inc. (formerly BioMedical Waste Systems, Inc.) molds for the manufacture of reusable sharps containers, lids and accessories used in the "Sharps Express" program, together will all proprietary knowledge, patents, 510k approvals, trade secrets, referral lists, technical information, quality control data, processes (whether secret or not), methods and other similar know how or rights. Biomade Plastics, Inc. operated a reusable sharps container program through licensing territories to third parties. The Company received an assignment of all license agreements as well as all inventories of such containers.

         In June 1998 the Company, acquired Target, Medical Waste Services, LLC ("Target") based in Mobile, Alabama. Target provides the medical waste management services to customers in Alabama, Florida, Louisiana and Mississippi. Target also owns and operates a medical waste autoclave facility. The purchase price for Target amounted to $1,087,912 payable in cash.

         In June 1998, the Company acquired Med-Waste, Inc., an unrelated Alabama corporation ("Decatur") based in Alabama. Decatur provides medical waste management services to medical waste generators located in the states of Alabama, Georgia and Tennessee. Decatur also owns and operates a medical Waste autoclave facility. The purchase price for Decatur amounted to $500,000 in cash, 133,334 shares of the Company's common stock and $1.5 million in notes).

         In July 1998, the Company entered into an agreement to acquire Health Care Waste Services Corp., ("HCWS"). A medical waste hauling company based in New York City. The Company anticipates the closing to occur in the fourth quarter of 1988 upon approval by the New York City Trade Waste Commission

         In October 1998, the Company acquired Sanford Motors, Inc. and its related companies ("SMI"). SMI operates a medical waste hauling operation in the Pennsylvania, New Jersey, Delaware, and Maryland region and owns a 49% interest in an incineration facility in Matthews, North Carolina. The purchase price for SMI was payable $4,000,000 in cash and 500,000 shares of the Company's common stock. The Company guaranteed that the common stock would have a fair market value of $14 per share at the end of the three years following the transfer.

         In October 1998, the Company purchased BMW Medtec of West Virginia, Inc. ("BMW"), a medical waste transportation company operating in West Virginia, Eastern Ohio and Western Pennsylvania. The purchase price for BMW was payable $175,000 in cash and 16,000 shares of the Company's common stock.

         The Company has started the renovation of its SDSSC incinerator which Management believes will be completed by the latter part of the second quarter of 1999. The Company has financed the work completed to date through internally generated working capital and is seeking long-term financing.

IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

         This Form 10-QSB contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Med/Waste, Inc., and its subsidiaries, including statements made under Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: the competitive pressure in the industry; general economic and business conditions; the ability to implement and the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; and availability of qualified personnel; labor and employee benefit costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)      Exhibit 27 - Financial Statement

    (b) The Company's reports on Form 8-K for the three months ended September 30, 1998.

                None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                        Med/Waste, Inc.



Date:   NOVEMBER 12, 1998                        /s/ DANIEL A. STAUBER
        -------------------                      ------------------------------
                                                     Daniel A. Stauber,
                                                     President and Chief
                                                     Executive Officer



Date:   NOVEMBER 12, 1998                       /s/ MICHAEL D. ELKIN
        -------------------                     --------------------------------
                                                    Michael D. Elkin,
                                                    Vice President and Chief
                                                    Financial Officer