Form 10QSB/A
period 1998-06-30
MED WASTE INC
filed 1998-11-30
CIK 885195

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

                        MED/WASTE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                          JUNE 30           DECEMBER 31,
                                                                            1998               1997
                                                                         ------------       ------------
                                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash and Cash Equivalents                                           $    136,035       $    984,708
     Accounts Receivable, Net of Allowances of $128,000
            and $108,000                                                    8,339,809          5,525,528
     Net Assets of Discontinued Operations                                         --          2,632,909
     Inventories                                                              459,099            238,653
    Prepaid Expenses and Other Current Assets                               1,787,264            735,779
                                                                         ------------       ------------
Total Current Assets                                                       10,722,207         10,117,577

Property, Plant and Equipment, Net                                         14,853,084         10,636,803
Excess of Purchase Price over Net Assets Acquired,
     Net of Accumulated Amortization                                       16,458,550         11,919,106
Other Assets                                                                1,674,720          2,095,578
Notes Receivable                                                              702,892                 --
                                                                         ------------       ------------
Total Assets                                                             $ 44,411,453       $ 34,769,064
                                                                         ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable and Accrued Liabilities                            $  2,600,487       $  2,511,280
     Current Portion of Notes Payables                                        391,243          4,094,861
     Current Portion of Capital Lease Obligations                             785,259            397,371
     Income Tax Payable                                                       116,000            116,000
     Customer Deposits                                                         23,640             23,640
                                                                         ------------       ------------
Total Current Liabilities                                                   3,916,629          7,143,152

Capital Lease Obligations, Less Current Portion                               853,060            502,239
Notes Payable and Debentures Less Current Portion                          16,187,961          8,496,605
Deferred Income Tax Liability and Other Liabilities                         1,141,477            702,000
                                                                         ------------       ------------
                                                                           18,182,498          9,700,844
Shareholders' Equity:
     Preferred Stock, $. 10 par value; 4,000,000 and 1,000,000
           Shares Authorized; None Outstanding                                     --                 --
    Preferred Stock, $.01 par value; 40,000 and No Shares
       Authorized; 28,869 Outstanding                                             289                430
     Common Stock, $.001 par value; 26,000,000 and 10,000,000
           Shares Authorized; 5,909,695 and 4,629,699
           Shares Issued and Outstanding                                        5,909              4,630
     Additional Paid-in Capital                                            22,311,237         18,625,685
     Warrant Subscriptions Receivable                                        (208,003)          (258,003)
     Retained Earnings (deficit)                                              233,551           (417,017)
                                                                         ------------       ------------
   Less Cost of Treasury Stock: 11,824 Shares                              22,342,983         17,955,725
                                                                              (30,657)           (30,657)
                                                                         ------------       ------------
   Total Shareholders' Equity                                              22,312,326         17,925,068
                                                                         ------------       ------------
Total Liabilities and Shareholders' Equity                               $ 44,411,453       $ 34,769,064
                                                                         ============       ============



                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        MED/WASTE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30,                             JUNE 30,
                                                      ---------------------------------    -------------------------------
                                                            1998             1997                1998             1997
                                                      ------------       ------------      ------------       ------------
Revenues                                              $  6,061,929       $  2,326,290      $ 12,266,373       $  4,989,150
Costs and expenses:
      Operating costs                                    4,555,535          1,426,928         8,651,002          3,347,880
      Administrative and selling expenses                1,007,396            704,577         1,804,375          1,310,886
      Amortization of intangibles                           36,248             27,062           198,571             31,880
                                                      ------------       ------------      ------------       ------------
            Total                                        5,599,179          2,158,567        10,653,948          4,690,646
                                                      ------------       ------------      ------------       ------------
Operating profit                                           462,750            167,723         1,612,425            298,504
Other, net                                                  24,890            (66,038)         (334,613)           126,872
                                                      ------------       ------------      ------------       ------------

Income from continuing operations
  before income taxes                                 $    487,640       $    101,685      $  1,277,812       $    171,632
Provision for income taxes                                 190,000                 --           498,000                 --
                                                      ------------       ------------      ------------       ------------
Income from continuing operations                          297,640            101,685           779,812            171,632
Discontinued operations, net of taxes                           --       $     96,500      $     14,102       $    176,590
                                                      ------------       ------------      ------------       ------------
Net income                                            $    297,640       $    198,185      $    793,914       $    348,222
Preferred stock dividend                              $     65,504                 --      $    143,346                 --
                                                      ------------       ------------      ------------       ------------
Net income available to common shareholders           $    232,136       $    198,185      $    650,568       $    348,222
                                                      ============       ============      ============       ============
Earnings per share - basic
      From continuing operations                      $        .04       $        .05      $        .12       $        .08
      Discontinued operations, net of taxes                     --                .04                --                .07
                                                      ------------       ------------      ------------       ------------
                                                      $        .04       $        .09      $        .12       $        .15
                                                      ============       ============      ============       ============
Weighted average shares outstanding                      5,334,780          2,318,100         5,146,130          2,317,628
                                                      ============       ============      ============       ============

Earnings per share - diluted
      From continuing operations                      $        .03       $        .03      $        .10       $        .06
      Discontinued operations, net of taxes                     --       $        .03                --       $        .05
                                                      ------------       ------------      ------------       ------------
                                                      $        .03       $        .06      $        .10       $        .11
                                                      ============       ============      ============       ============
Weighted average shares outstanding                      7,428,505          3,838,300         7,059,734          3,837,824
                                                      ============       ============      ============       ============



                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        MED/WASTE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                              SIX  MONTHS ENDED JUNE 30,
                                                                            -----------       -----------
                                                                                1998             1997
                                                                            -----------       -----------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net income                                                                  $   650,568       $   348,222
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                                   746,044           323,591
Provision for doubtful notes and accounts receivable                            128,000            34,970

Changes in operating assets and liabilities:
(Decrease) increase in accounts receivable                                   (2,902,798)         (395,940)
Increase in notes receivables                                                  (702,892)         (430,837)
Increase in inventories                                                        (220,446)         (130,148)
Increase in prepaid expenses and other current assets                        (1,051,485)         (315,467)
(Decrease) in asset held for sale                                             2,632,909          (176,592)
Increase in other assets and intangible assets                               (4,066,640)         (819,573)
(Decrease) increase in accounts payable and accrued
expenses                                                                         89,207           279,396

Increase in deferred income taxes and other liabilities                         439,477                 0
(Decrease) increase in customer deposits                                              0            21,251
                                                                            -----------       -----------
Net cash used in operating activities                                        (4,258,056)       (1,261,127)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
Purchase of property plant and equipment, net                                (4,743,754)         (793,804)
                                                                            -----------       -----------

Net cash (used in) provided by investing activities                          (4,743,754)         (793,804)


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in capital leases, net                                      738,709            12,411

(Decrease) increase in line of credit and notes payable, net                  3,987,738         2,442,690

Proceeds from stock subscription receivable                                      50,000            32,235

Issuance of common shares                                                     3,376,690             6,000
                                                                            -----------       -----------
Net cash provided by financing activities                                     8,153,137         2,493,336
                                                                            -----------       -----------

Increase (decrease) in cash and cash equivalents                               (848,673)          438,405
Cash and cash equivalents at beginning of year                                  984,708            81,820
                                                                            -----------       -----------
Cash and cash equivalents at end of year                                    $   136,035       $   520,225
                                                                            ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                                      $   431,000       $   193,000
                                                                            ===========       ===========
Issuance of common stock for acquisition of Med Waste, Inc.                 $   310,000                --
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

4.  NET INCOME PER COMMON SHARE

A reconciliation of the numerator and denominator of earnings per share for the six months ended June 30 follows:


                                       1998                                      1997
                                       ----                                      ----
                       Income         Shares       Per-Share     Income         Shares        Per-Share
                     (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)     Amount
                     -----------   -------------   ---------   -----------   -------------    ---------
Income (loss)
before
discontinued
operations            $779,812                                   $348,222
Less: Preferred
stock dividends        143,346
Basic EPS
Income available
to
common
shareholders          $636,466       5,146,130        .12        $348,222     2,317,628           .15
                                                  -------                                     -------

Effect of Dilutive
Securities

Warrants                               270,179                                  105,926
Options                                788,209                                  926,264

Reduction of
interest              $ 42,753         855,216                    153,905       923,077
                      --------      ----------                   --------      --------

Diluted EPS

Income (loss)
available to
common
shareholders          $679,219       7,059,734        .10        $502,127     4,272,895           .11
                      --------      ----------    -------        --------    ----------       -------


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

         ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses increased to $1,804,375 in the six months ended June 30, 1998 from $1,310,886 for the same period for 1997. The increase is primarily attributable to the inclusion of Incendere, Inc, SDSGA, and SDSPA; as well as expenses associated with a failed acquisition.

         OPERATING PROFIT. The Company recorded an operating profit of $1,612,425 for the six months ended June 30, 1998 as compared to $298,504 in the comparable 1997 period. The increase is primarily attributable to the inclusion of Incendere, SDSGA, and SDSPA; partially offset by second quarter costs associated with the expansion of Hampton and expenses associated with a failed acquisition.

         OTHER, NET. Other, net increased to an expense of ($334,613) in the six months ended June 30, 1998 as compared to expense of ($126,872) for the same period in 1997 primarily due to the interest expense on the term loan used in the purchase of Incendere.

         NET INCOME. Net income for the first six months of 1998 rose to $793,914 or $.10 per diluted share, compared to a net income of $171,632 from continuing operations, or $.06 per diluted share for the same period in 1997. The increase was primarily attributable to the inclusion of net revenue from Incendere, SDSGA, and SDSPA; partially offset by second quarter costs associated with the expansion of Hampton and expenses associated with a failed acquisition.

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

         ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses increased to $1,007,396 in the three months ended June 30, 1998 from $704,577 for the same period in 1997. The increase is primarily attributable to the inclusion of Incendere, SDSGA, and SDSPA; as well as expenses associated with a failed acquisition.

         OPERATING PROFIT. The Company recorded an operating profit of $462,750 for the three months ended June 30, 1998 as compared to $167,723 in the comparable 1997 period. The increase is primarily attributable to the inclusion of Incendere, SDSGA, and SDSPA; partially offset by costs associated with the Hampton expansion and expenses associated with a failed acquisition.

         OTHER, NET. Other, net decreased to an expense of $24,890 in the three months ended June 30, 1998 as compared to expense of ($66,038) for the same period in 1997 primarily due to the interest expense on the term loan used in the purchase of Incendere partially offset by a gain on the sale of land.

         NET INCOME. Net income for the second quarter of 1998 rose to $297,640, compared to a net income of $101,685 from continuing operations for the same period in 1997. The increase was primarily attributable to the inclusion of net revenue from Incendere, SDSGA, and SDSPA; partially offset by costs associated with the Hampton expansion; and expenses associated with a failed acquisition.


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


Date:   November 30, 1998                        /s/ Daniel A. Stauber
        --------------------                    -------------------------------
                                                Daniel A. Stauber,
                                                President and Chief
                                                Executive Officer

Date:   November 30, 1998                       /s/ Michael D. Elkin
        --------------------                    -------------------------------
                                                Michael D. Elkin,
                                                Vice President and Chief
                                                Financial Officer