Form 10KSB40
period 1998-12-31
MED WASTE INC
filed 1999-07-30
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the fiscal year ended         DECEMBER 31, 1998
                                -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ___________ to ___________.

Commission File Number:   0-22294
                        -------------

                                 MED/WASTE, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


            DELAWARE                                  65-0297759
--------------------------------        ----------------------------------------
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)


   6175 N.W. 153rd Street, Suite 324, Miami Lakes, FL            33014
--------------------------------------------------------------------------------
         (Address of Principal Executive's Offices)            (Zip code)

Issuer's telephone number:         (305) 819-8877


Securities registered under Section 12(b) of the Exchange Act:

         TITLE OF EACH CLASS      NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------      -----------------------------------------
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


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, contained in this form 10-KSB and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x].

      The issuer's revenue for its most recent fiscal year was $24,924,664.

      The aggregate market value of the shares of voting stock held by non-affiliates, computed by reference to the average bid and asked price for such stock of $.51 as of July 21, 1999 was approximately $3,434,330.

      The number of shares outstanding of the registrant's common stock $.001 par value as of July 21, 1999 was 6,733,980.


                       DOCUMENTS INCORPORATED BY REFERENCE

    Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

Med/Waste, Inc. (the "Company") is a holding company which, through its subsidiaries, is engaged in the provision of medical waste management services throughout the eastern United States. The Company's operations are conducted through Safety Disposal System, Inc. ("SDS"), Safety Disposal System of South Carolina, Inc. ("SDSSC"), Safety Disposal System of Pennsylvania, Inc. (SDSPA"), Safety Disposal System of Georgia, Inc. ("SDSGA"), Incendere, Inc. ("Incendere"),Target Medical Waste Services. LLC ("Target"), Med-Waste, Inc. ("Decatur"), Sanford Motors, Inc. ("SMI") and BMW Medtec of West Virginia ("BMW"). Prior to January 30, 1998, the Company also provided commercial cleaning services operations through a wholly owned subsidiary, The Kover Group, Inc. ("Kover"). On January 30, 1998, the Company sold 100% of the capital stock of Kover to Kover's president and chief executive officer, Phillip W. Kubec ("Kubec"). See "Discontinued Operations" below.

SDS, SDSGA, Incendere, Target, Decatur and SMI provide collection, transportation, treating, tracking and related services for the disposal of medical waste throughout Alabama, Delaware, Florida, Georgia, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. SDS also sells or leases turnkey autoclave treatment units for large quantity generators. SDSSC operates an incineration facility in Hampton, South Carolina, which is permitted to treat municipal, medical and special waste which the Company receives from generators throughout the eastern United States. SDSSC mainly focuses on the treatment of medical waste and to a lesser degree, special waste. SDSPA owns and operates a medical waste autoclave treatment facility located in Marcus Hook, Pennsylvania. Decatur owns and operates a microwave treatment facility in Decatur, Alabama and Target owns and operates an autoclave treatment facility in Mobile, Alabama. SDS also owns and operates an autoclave medical waste treatment facility in West Palm Beach, Florida.

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

The trend against incinerator facilities has encouraged the development and commercial use of a variety of environmentally acceptable alternative disposal techniques. The Company owns and operates a 48 ton autoclave medical waste treatment facility located in Marcus Hook, Pennsylvania. The Company also operates autoclave treatment facilities in West Palm Beach, Florida, and Decatur, Alabama which are capable of treating 24 tons and 10 tons of medical waste per day, respectively. In Mobile, the Company operates a microwave treatment facility with a capacity of 6 tons per day. The autoclaves and microwave facilities treat the medical waste through sterilization, allowing most of such waste to be handled and disposed of as solid waste.

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

BUSINESS STRATEGY

The Company's focus is to improve and enhance its position as a fully integrated medical waste management services company. The Company believes that in order to achieve superior competitive results in the medical waste industry, it is important to centralize its support organizations and realize economies of scale from the consolidation of existing business units with future acquisitions and encouraging internal growth. As part of such strategy, the Company will continue to provide all aspects of medical waste management, including collection, transportation and treatment. By providing all services, the Company will be able to take advantage of economies of scale and become a formidable competitor within the medical waste industry. With the centralization of support services into a national service center, the Company will be able to achieve substantial cost reductions and benefit from the acquisitions made in 1997 and 1998. The centralization will also position the Company so that it can maximize internal growth and integrate future acquisitions into the organizational structure quickly and efficiently.

OPERATIONS

GENERAL. Generators of medical waste are generally liable under applicable regulations for the collection, packaging, transportation, tracking, documentation and disposal of such waste, as well as training of employees in the handling of such waste. As new regulations are written, the complexity of administering a medical waste management system increases. As a result, the Company expects more health care providers will engage specialists to ensure their compliance. Further, most small medical waste generators cannot afford the cost of individualized compliance. The Company believes it's approach to management of medical waste, including the use of on-site equipment, specialized containers, on-site training, timely customer service, radio dispatched trucks and low cost disposal methods provide customers with a cost effective solution for compliance.

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

The Company owns an incineration facility in South Carolina, which is permitted to treat municipal, medical and special waste, as well as autoclave medical waste treatment facilities in Pennsylvania, Alabama and Florida. The Company receives waste from generators throughout the eastern United States. While the incineration facility primarily focuses on the treatment of medical waste, it is also permitted to treat special waste. Special waste is generally all non-residential waste which requires more stringent management than municipal solid waste, but does not include medical or hazardous waste.

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

COLLECTION. The Company contracts with medical and special waste generators to collect their waste on a regular schedule pursuant to a negotiated fee structure. Schedules for pickup can vary from several times per week to once a month, depending on the volume of waste produced by a customer. Each waste generator is responsible for packing its waste in containers usually provided to the generator by the Company, then placing the containers at a designated collection area on the generator's premises. The Company sends its truck driven by a Company driver to pick up the waste. If a waste generator is sufficiently large, the Company places a large temporary storage container at the premises, which the Company picks up for ultimate disposal at a waste treatment facility. The Company then delivers the waste to a treatment facility before it is transported for disposal in a local sanitary landfill. See "Disposal of Waste" below.

The Company supplies containers to its customers for use in the disposal of infectious medical waste. These containers contain the universal biohazard symbol to draw attention to their contents. The containers used are either cardboard or a rigid plastic depending on the intended contents. The plastic containers are used for hypodermic needles, scalpels and other so-called "sharps." Smaller plastic containers are packed in the cardboard containers with other medical waste for ease of transport. The Company does not accept waste unless it is properly packaged by customers in Company supplied or approved containers.

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

DISPOSAL OF WASTE. The two most common methods of treating infectious waste are incineration and steam sterilization, i.e., autoclaving. Alternate methods include chemical disinfection, microwave and numerous other specialized and experimental techniques. Incineration burns the medical waste at high temperatures and reduces the waste to ash and metal. Incineration has the advantage of significantly reducing the volume of waste. However, incineration has come under increasing scrutiny by environmentalists, state and local regulators due to emissions generated by incineration. Emissions contain pollutants such as carbon monoxide, mercury, cadmium, lead and other toxins. As a result, the cost of developing incineration facilities or to upgrade existing facilities to meet regulatory standards is significant.

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

AUTOCLAVE FACILITIES. In November 1997, the Company purchased the 2.9 acre industrial site, in Marcus Hook, Pennsylvania together with related autoclave equipment used at such site, from K.S. Processing Company, Inc. (the "KS Facility")

The KS Facility consists of two (2) 25 ton per day autoclaves, a 10,000 square foot processing center and a 2,400 square foot administrative building. The KS Facility receives medical waste from generators located throughout New York, New Jersey, Connecticut, Pennsylvania, Maryland and Virginia. The KS Facility is the only medical waste autoclave facility in Pennsylvania. The current permitting process for medical waste treatment facilities in Pennsylvania is a costly, time consuming and politically difficult procedure. The Company does not anticipate that any additional autoclave or incinerator permits will be issued by the Pennsylvania Department of Environmental Protection in the near future.

Since April 1994, the Company has treated a portion of the medical waste it collects at its autoclave facility located in West Palm Beach, Florida. In June of 1998 it also acquired Target and Decatur in Alabama. At such locations, the Company also operates autoclave and microwave sterilization facilities. The autoclave or microwave process sterilizes medical waste, then feeds the sterilized waste through a shredder. The shredder grates the product and ultimately the waste is compacted. The resulting waste is decreased in volume by 80% and hauled to a landfill. In February 1998, the Company installed an additional autoclave unit in West Palm Beach. The West Palm Beach autoclave facility presently has the capacity to dispose of over 24 tons per day of infectious medical waste.

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

ON-SITE TREATMENT OF MEDICAL WASTE. SDS supplies, installs and oversees the operations of on-site autoclaves at large quantity generators, typically hospitals. The autoclaves treat the medical waste through sterilization, allowing most of such waste to be handled and disposed of as special waste. It is estimated that the autoclaves will reduce the expense of disposal due to the significant cost savings of disposing of special, versus medical waste. Hospitals either purchase or lease the autoclave and related equipment. During the term of the lease, or following the purchase of a unit, the Company provides maintenance and support of the autoclave on-site and collects the treated waste and transports it for ultimate disposal at a local landfill.

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

MEDICAL WASTE MARKET. The Company is the second largest medical waste disposal company in the state of Florida and the third largest public medical waste disposal company based in the United States. The Company services more than 20,000 health care facilities consisting of small, medium and large quantity generators. A small quantity generator typically produces approximately 10 to 50 pounds of medical waste in a month. Medium quantity generators, such as clinics, out-patient surgical centers, dialysis centers and laboratories produce substantially more poundage per month. Large quantity generators, such as hospitals, can produce as much as 70,000 pounds per month, depending on the size and types of services provided by such hospital.

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

The Company's Marcus Hook autoclave facility is strategically located in eastern Pennsylvania near most of the major metropolitan markets in the northeast United States. As such, the transportation costs of most haulers is sufficiently lower to attract such haulers to bring their waste to the facility. The Company's Florida and Alabama sterilization facilities are located close to the population centers of these areas, which allows for lower operating costs to the Company.

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

DISCONTINUED OPERATIONS. On January 30, 1998, the Company sold 100% of the capital stock of Kover to MPK Holdings, Ltd., an Ohio limited liability company ("MPK"). As such, Kover's operations are classified as "Discontinued Operations" in the Company's 1997 consolidated financial statements; such results in 1998 were not material. MPK is wholly owned by Phillip W. Kubec and Melissa Kubec, his wife (the "Kubecs"). Mr. Kubec was the president and chief executive officer of Kover and a director of the Company at the time of the sale. The Company received aggregate consideration for the sale of Kover of $2,700,000, payable $1.2 million in cash at closing and the balance of $1.5 million in promissory notes. The Company received two promissory notes, one for $960,000 from MPK (the "MPK Note") and one for $540,000 from Kover (the "Kover Note"). In July 1998, MPK and Kover prepaid both notes plus accrued interest. The Company received $1,350,000 in cash and a new $150,000 promissory note from MPK ("the New Note"). The New Note is payable interest only monthly at the rate of 8.25% per annum, with the principal balance due at the end of eleven years.

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

In September 1997, the Company purchased substantially all of the assets and business of Environment Waste Reductions, Inc. a Georgia corporation ("EWR"). EWR was a debtor-in-possession in a bankruptcy proceeding under Chapter 11 for the Northern District of Georgia. The assets purchased by the Company consisted primarily of accounts and note receivables, inventory and supplies, equipment, vehicles, machinery, furniture, fixtures, leasehold improvement, real property and intangible assets used in connection with the collection of medical waste from generators located in Atlanta, Savannah and Augusta, Georgia and Lebanon, Tennessee. EWR also operated three transfer stations in Georgia and one in Tennessee, which were transferred to the Company. The Company also received an assignment of all contractual rights relating to the operation of EWR's business and its customers.

In November 1997, the Company purchased the KS Facility and certain assets of Bonham Management Group, Inc. ("BMG"), which had a management agreement to operate the KS Facility. The purchase agreement included a non-competition agreement from BMG's principal, William F. Bonham.

Also in November 1997, the Company purchased 100% of the capital stock of Incendere from Republic Industries, Inc. Incendere is in the medical waste management services business and collects medical waste from generators located in the states of Delaware, Georgia, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia.

On March 31, 1998 the Company purchased the capital stock of MedWaste, Inc. an unrelated Pennsylvania corporation. The 41,000 shares of stock issued as part of the purchase price are guaranteed by the Company at the end of two years for $7.50 per share.

In June 1998, the Company purchased from Biomade Plastics, Inc.("Biomade")molds for the manufacture of reusable sharps container, lids and accessories used in the "Sharps Away" program, together with all proprietary knowledge, patents, 510K approval, trade secrets, referral lists, technical information, quality control data, processes, methods and other similar intangible assets. Biomade operated a "Sharps Away" reusable sharps container program through licensing territories to third parties. The Company received an assignment of all license agreements, as well as all inventories of containers.

In June 1998 the Company, acquired Target Medical Waste Services, LLC ("Target") based in Mobile, Alabama. Target provides medical waste management services to customers in Alabama, Florida, Louisiana and Mississippi. Target also owns and operates a medical waste autoclave facility.

In June 1998, the Company acquired certain assets and assumed certain liabilities of Biotech Disposal, Inc. ("Biotech"). Biotech provides medical waste management services to generators of medical waste in Broward County, Florida. In connection with the purchase, the Company issued 26,666 shares of common stock with a guaranteed value after one year of $6.50.

In June 1998, the Company acquired Med-Waste, Inc., an unrelated Alabama corporation ("Decatur") based in Decatur, Alabama. Decatur provides medical waste management services to medical waste generators located in the states of Alabama, Georgia and Tennessee. Decatur also owns and operates a medical waste autoclave facility. As part of the purchase price, the Company guaranteed 120,000 shares of the 133,334 issued to have a fair market value of $7.50 per share at the end of two years.

In September 1998, the Company purchased BMW Medtec of West Virginia, Inc. ("BMW"), a medical waste transportation company operating in West Virginia, Eastern Ohio and Western Pennsylvania.

In October 1998, the Company acquired Sanford Motors, Inc. and its related companies ("SMI"). SMI operates a medical waste hauling operation in the Pennsylvania, New Jersey, Delaware, and Maryland region and owns a 49% interest in an incineration facility in Matthews, North Carolina. In connection with the purchase, the Company issued 500,000 shares of common stock with a guaranteed fair value of $14 per share after three years. Payments under such guarantee can be made in cash or in additional shares of stock at the option of the Company.

GOVERNMENT REGULATION

GENERAL. The Company operates within the medical waste disposal industry, which is subject to extensive local, state and federal laws. This statutory and regulatory framework imposes compliance burdens and risks on the Company, including requirements to obtain and maintain government permits. The transport, treatment and disposal of medical waste is subject to packaging, labeling, handling, notice and reporting requirements, as well as requirements pertaining to transporter registration, transportation handling procedures and the preparation of shipping papers. The treatment and disposal of municipal and special waste are also subject to extensive government regulation. State and local regulations vary from location to location. The Company believes that it is currently in compliance in all material respects with all applicable laws and regulations governing its business and has all appropriate government permits to operate its existing business, including those required for the operation of its incineration and facility and transfer stations. However, the addition of new, or amendments to existing, statutes and regulations could require the Company to continually modify its methods of operations at costs that could be substantial.

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

The interstate transport of medical waste is subject to regulation by the United States Department of Transportation ("DOT") pursuant to the Hazardous Material Transportation Act ("HMTA") and pertinent regulations. Pursuant to the HMTA, the transport of medical waste will, depending on its composition, be subject to packaging, labeling, notice and reporting requirements, as well as requirements pertaining to transporter registration, transportation procedures and the preparation of shipping papers. Strict penalties may be assessed for violations of the HMTA and its regulations. Subsequent to December 31, 1998, HMTA has reviewed, revised and re-authorized the exemption for 37 cubic yard roll-off container for bulk loaded medical waste. This insures that the efficient roll-off container will continue to be an effective weapon in the Company's arsenal of waste collection and disposal products.

The Company's Incinerator in South Carolina is required to comply with the air emissions standards of the Federal Clean Air Act, as amended (the "Clean Air Act"). The Clean Air Act establishes, among other things, comprehensive air permitting and enforcement programs. The Clean Air Act also provides for specific performance standards for medical and infectious waste incinerators. The Incinerator has recently received its Part 70 Air Quality (Title V Operating) Permit No. TV1280-0021 effective on July 29, 1999, from the State of South Carolina under its State Implementation Program ("SIP") as delegated by U.S. EPA. The Company has a state emission test scheduled for no later than October 31, 1999 subject to any extension that may be granted. The Company must make improvements at this facility during 1999-2000 of approximately $6 million to meet the new emission standards. Pursuant to the Clean Water Act, the EPA has promulgated extensive effluent and water quality standards as well as permitting requirements for industrial discharges to the waters of the United States under the National Pollution Discharge Elimination System ("NPDES"). The Company's Incinerator has a stormwater discharge NPDES permit, and discharges all wastewater to the sanitary sewer system in compliance with its permit with the Town of Hampton. The Company's other facilities also discharge all waste water to sanitary sewers.

ALABAMA REGULATION. The Alabama Department of Environmental Management has jurisdiction over the packaging, collection, storage, transportation and disposal of regulated medical waste. Generators are required to develop a plan to, package and label untreated medical waste, and then ship the untreated medical waste with a permitted transporter. Permits are also required for medical waste treatment facilities. Once the medical waste is treated, it may be disposed of as solid waste.

The Company has a permitted autoclave facility in Decatur, Alabama and a second microwave treatment facility permitted in Mobile, Alabama.

FLORIDA REGULATION. The Florida Department of Health and Rehabilitative Services ("HRS") has authority over the generation, storage, treatment and transfer of medical waste. The Florida Department of Environmental Protection ("DEP") has authority over off-site transportation, on-site incineration and final disposal facilities. The DER has specific authority over the operation of alternate medical waste treatment facilities, such as the Commercial Autoclave.

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

GEORGIA REGULATION. The Georgia Department of Natural Resources enforces the biomedical waste management rules. As in other states, generators of the biomedical waste are required to segregate, package, label biomedical waste before shipping it to a treatment site with a permitted biomedical waste transporter. Georgia's DNR is also empowered to oversee the permitting of transporters, treatment facilities and transfer facilities. The Company has a permitted transfer facility near Atlanta.

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

SOUTH CAROLINA REGULATION. The South Carolina Department of Health and Environmental Control ("DHEC") has authority over the generation, storage, treatment and transfer of medical waste pursuant to the state Infectious Waste Management Act. DHEC requires the profiling of special waste and daily spot inspections of manifests, incoming vehicles and plant operations. Both the Company's Incinerator and its transportation operations are regulated by DHEC in the State of South Carolina. Regulations specify packaging, labeling and storage and transportation of medical waste prior to its disposal. The DHEC has also promulgated standards for the operation of treatment facilities including incinerators.

State legislation presently restricts the Incinerator's capacity for medical waste to 100 tons per day. The Company is permitted to accept special and municipal waste to the full extent of its overall permitted capacity of 200 tons of waste per day

TENNESSEE REGULATION. The Tennessee Department of Health and Environment enforces the standards for infectious waste incinerators. Generators of infectious waste are restricted from disposing of certain categories of infectious waste in landfills. Human blood and blood products, cultures and stocks of infectious agents and recognizable human organs and body parts may not be landfilled. The Company operates a small transfer station for infectious waste in Nashville.

VIRGINIA REGULATION. The Virginia Department of Waste Management has jurisdiction to enforce the regulations for infectious waste management in Virginia. The comprehensive regulations require generators to segregate, package, label and seal medical waste prior to shipping it off-site for disposal. Transporters must be permitted through the Department, and the infectious waste must be taken to a permitted treatment facility. Transporters must insure that all waste is properly packaged and labeled, and must be capable of managing spills in the unlikely event of a spillage. Permits are required for transfer stations and the permit process includes public participation. The Company operates a permitted transfer facility in Richmond, Virginia. The Company operates a permitted transfer facility in Richmond, Virginia and has a long term incineration agreement with a Norfolk, Virginia incineration company. Subsequent to December 31, 1998, the Company favorably re-negotiated the agreement.

WEST VIRGINIA REGULATION. The West Virginia Department of Health and Human Resources enforces the rules regulating infectious medical waste. Generators are required to segregate, package, seal and label infectious medical waste before shipping off-site. Infectious medical waste may not be stored for longer than 30 days. Transporters must be permitted and must haul the waste to a permitted treatment or transfer facility. Permits for infectious medical waste management facilities require public participation

COMPETITION

The Company comprises the second largest medical waste management provider in the State of Florida and the third largest publicly medical waste management company based in the United States. The Company faces intensive competition in its market from national, regional and local competitors. Several other competitors, while not national, have significant regional recognition and market share. Other competitors are local in origin. Such national public competitors are Browning-Ferris Industries, Inc., and Stericycle, Inc. The Company also competes against alternative waste disposal technologies and against generators who have their own incineration or other treatment facilities, such as some hospitals. The Company will likely encounter intense competition from national, regional and local companies in each market into which they may expand.

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

The Company carries liability and casualty insurance coverage which it considers sufficient to meet regulatory and customer requirements and to protect the Company's employees, assets, and operations. With the Company's recent acquisitions, its bargaining power for insurance has improved and it looks forward to better coverage at more reasonable rates.

SUPPLIES

The Company purchases its medical waste equipment and supplies, including containers, from many sources. The Company has not experienced any difficulty in obtaining equipment or supplies and alternative sources are readily available.

EMPLOYEES

As of December 31, 1998, the Company had approximately 350 full time employees, including corporate officers, sales and customer service personnel and office and clerical employees. SDSPA's employees are covered by a collective bargaining agreement with the United Steelworkers of America, AFL-CIO. Subsequent to December 31, 1998 a new 2 year agreement was entered into expiring in May, 2001. None of the Company's other employees are represented by a labor organization. Management considers its relationship with its employees to be satisfactory.

RECENT DEVELOPMENTS

During 1998, the Company continued its expansion activities and suffered significant financial setbacks. As a result, the Company experienced significant losses from operations, and accordingly, the Company's financial statements contain an explanatory paragraph regarding its ability to continue as a going concern. In early 1999 Company's top management was replaced, and a recovery plan was implemented. In March 1999 Independent Counsel was appointed by the Audit Committee of the Board of Directors to investigate the Company's past accounting practices (See ITEM 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations). In June 1999, a lawsuit was filed against the Company, its former officers and certain former and/or current directors. (See ITEM 3. Legal Proceedings).

ITEM 2.  DESCRIPTION OF PROPERTY.

SDSSC owns its principal offices and plant located in Hampton, South Carolina. The facility is situated on approximately ten acres of industrial property. The facility includes a 30,000 square foot process building, a 3,000 square foot administrative building and a 5,000 square foot truck maintenance building. The process portion of the facility is in a fully enclosed fenced area, equipped with a truck scale, video camera system and radiation monitors to provide for monitoring of all waste received at the facility. The facility is subject to a mortgage of approximately $1.8 million which is held by the prior owner. The mortgage is payable over a four (4) year period and matures in October 2000.

The Company owns a 2.9 acre industrial site in Marcus Hook, Pennsylvania which consists of two (2) 25 ton per day autoclaves, a 10,000 square foot processing center and a 2,400 square foot administrative building. The property was acquired in November 1997. The facility is subject to a purchase money mortgage of approximately $400,000 in favor of the prior owner. The mortgage is payable over five(5) years without interest.

SMI owns and operates a transfer facility located in Morrisville, Pennsylvania which consists of land and 8,500 square feet of building space housing administrative offices, repair station and a transfer station.

The Company operates two autoclaves in West Palm Beach, Florida in approximately 8,000 square feet of leased property adjacent to the Company's West Palm Beach transfer station.

The Company operates autoclave and microwave facilities in Mobile and Decatur Alabama respectively. The buildings used for these operations are leased.

The Company maintains its principal offices in Miami Lakes, Florida where the Company rents approximately 3,300 square feet. This location is used for executive offices, billing, sales and customer service. Subsequent to year end, as part of a significant cost reduction effort, the Company closed down transfer stations in Opa Locka, Florida, Savannah, Georgia, Westchester, PA and Washington D.C.. The Company continues to operate leased transfer stations located in various parts of the eastern United States.

All of the Company's leased facilities are leased from unaffiliated third parties. The Company does not anticipate any difficulty in locating additional or alternate leased properties if these properties become unavailable for any reason.

ITEM 3.  LEGAL PROCEEDINGS.

      In January 1999 the former stockholders of Med-Waste, Inc., an Alabama corporation, including Malcolm Alexander and Louis Noto filed a lawsuit against the Company and Med-Waste, Inc., an Alabama corporation in the Circuit Court of Decatur, Alabama. The Company purchased the capital stock of the Alabama corporation in June 1998. The lawsuit alleges fraud, misrepresentations, breach of contract and failure to pay on a promissory note given as part of the purchase price. In June 1999, the Company terminated the employment of Malcolm Alexander, Louis Noto and Abby Alexander for "cause." The Company intends to vigorously defend the lawsuit and believes it has meritorious defenses to the claims. In addition, the Company expects to file a counterclaim for breach of contract, fraud and misrepresentation in connection with the purchase of the Alabama corporation.

      On April 9, 1999, W. Fred Bonham filed a complaint against the Company which is pending in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. Prior to January 7, 1999, Mr. Bonham served first, as the Company's Vice President of Operations and then as Vice President/Chief Operating Officer pursuant to a four (4) year employment agreement dated June 1, 1997 (the "Employment Agreement"). On January 7, 1999, the Company terminated Mr. Bonham's employment for "cause," as that term is defined in the Employment Agreement. Mr. Bonham alleges in his complaint that the Company violated the Employment Agreement by failing to pay Bonham certain compensation after his discharge from the Company. In his Complaint Bonham seeks compensatory damages, pre-judgment interest, costs and reasonable attorneys' fees. Specifically, Bonham seeks his base salary ($175,000.00) due for the remaining term of his Employment Agreement as well as various stock options.

     On June 16, 1999 Steve Saarinen filed a complaint in the United States District Court for the Southern District of Florida, Miami Division against Med/Waste, Inc., Daniel A. Stauber, Michael D. Elkin, Milton J. Wallace and Richard Green, as Defendants. Mr. Stauber served as President/Chief Executive Officer and as a director until his resignation of all such positions on June 10, 1999. Mr. Wallace has been Chairman of the Board of the Company since June 1993. Mr. Green is a former director and chairman of the Audit committee resigning as a director on December 15, 1998. Mr. Elkin was Vice President/Chief Financial Officer of the Company from December 1995 until December 31, 1998, when he resigned his position. The Plaintiff seeks to certify a class action against the Defendants for purported securities violations relating to Med/Waste common stock. Specifically, the complaint seeks relief for violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10(b)-5, promulgated thereunder, as well as purported violations of Section 20(a) of the Exchange Act. The complaint alleges that the Defendants purportedly issued false and misleading statements as to the Company's results of operations and that, specifically, earnings and earnings per share of the Company for each of the quarterly reports issued for the first, second and third quarters of the 1998 fiscal year were fraudulently misstated. Plaintiff seeks to recover damages on behalf of himself and the putative class he represents purportedly sustained as a result of the violations of the securities law alleged in the Complaint. Plaintiff also seeks to recover attorneys' fees and costs incurred in the litigation. No discovery has commenced and the size of the plaintiff class, if certified, is not yet determined.

By letter dated July 19, 1999, the Securities and Exchange Commission ("SEC") advised the Company that it is conducting an informal inquiry into the accounting procedures utilized by the Company. The SEC has requested that the Company voluntarily provide certain records and other information by August 19, 1999. The Company intends to comply fully with such request and cooperate with the SEC in its inquiry.

The Company is subject to claims and suits in the ordinary course of business. Except as noted above, the Company is not involved in any material litigation and is not aware of any potential claims, which would give rise to material liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the three months ended December 31, 1998.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock was traded in the over-the-counter market and prior to June 3, 1999, prices were quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small Cap Market under the symbol "MWDS." On June 3, 1999, NASDAQ halted trading the common stock. Effective June 10, 1999, the Company withdrew from NASDAQ. The Company's common stock is quoted on the "Pink Sheets" maintained by the National Quotation Bureau. The following table sets forth the high and low sales prices information for the Company's common stock for each quarter for the last two fiscal years. The quotations provided below reflect inter-dealer prices, without retail markups, mark down or commission and may not represent actual transactions.



                                       HIGH      LOW
                                      -----     -----
FISCAL 1997

Quarter ending March 31, 1997         $4.13     $3.00
                                      -----     -----

Quarter ending June 30, 1997           4.25      2.88
                                      -----     -----

Quarter ending September 30, 1997      4.69      3.63
                                      -----     -----

Quarter ending December 31, 1997       5.13      3.88
                                      -----     -----


FISCAL 1998


Quarter ending March 31, 1998          5.69      4.56
                                      -----     -----

Quarter ending June 30, 1998           7.38      4.75
                                      -----     -----

Quarter ending September 30, 1998      7.63      3.63
                                      -----     -----

Quarter ending December 31, 1998       4.88      2.88
                                      -----     -----



In July 1999, the average high and low prices of the common stock as reported on the "Pink Sheets" was $.65 and $.49 respectively. As of that date, the Company had 192 common stockholders of record.

DIVIDENDS

The Company has never paid any cash dividend on its common stock and does not anticipate paying cash dividends in the foreseeable future. The payment of dividends by the Company will depend on its earnings, financial condition and other business and economic factors affecting the Company at that time which the Board of Directors may consider relevant. The Company presently intends to retain any earnings to provide for the development and growth of the Company. The Company paid cash dividends on its Series A Preferred Stock from its issuance until March 31, 1999. Since that date, the Company has paid such dividends in the form of shares of Series A Preferred Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. In 1998, the Company continued its expansion program by acquiring four medical waste hauling operations and one additional medical waste treatment facility. The Company also spent considerable resources ($711,000) in pursuing other potential acquisitions that never materialized. Revenues increased by $11.3 million (83%) from 1997 principally due to completed acquisitions in 1997 and 1998. Also, the Company divested itself from its janitorial service segment of the business by the sale of Kover. The information presented below only relates to the Company's continuing medical waste operations.

As more fully described below, the Company will restate its quarterly financial statements for the year ended December 31, 1998 to correct the erroneous reporting of results of operations.

PRESS RELEASES RELATING TO THE COMPANY'S REORGANIZATION AND 1998 FINANCIAL
RESULTS

During January 1999, the Company issued various press releases announcing the appointment of Carlos Campos as Chief Operating Officer, George Mas as Chief Financial Officer and Ross Johnston as Vice President of Legal Affairs.

On March 8, 1999, the Company issued a press release announcing the possibility that it may be required to restate earnings for the three fiscal quarters of 1998. At that time, the restatement was estimated at $1.75 million for the three quarters. After further investigation by the new management team and the appointment of an independent counsel by the Audit Committee of the Board of Directors, the Company estimated the 1998 loss in a press release dated April 15, 1998 at $8 million. On March 17, 1999, Carlos Campos was appointed acting CEO and the investigation by both the Company and the independent counsel continued.

On June 3, 1999 the Company announced that it expected to report a net loss of $9.3 million for fiscal year 1998 and that it had expanded its investigation to fiscal years 1997 and 1996. In July 1999, after a review of 1997 and 1996 by the independent counsel, it was concluded that no material misstatements of fiscal years 1997 and 1996 had come to its attention. The Company's management agrees with this conclusion and will file amended quarterly reports for the three quarters of fiscal year 1998.

On June 10, 1999, the Company issued a press release announcing that it had voluntarily removed its stock from trading on the Nasdaq Stock Market ("Nasdaq") in anticipation of not being in compliance with the net tangible assets requirements of Nasdaq.

On July 15, 1999, the Company announced that Carlos Campos was appointed President and CEO and also elected to the Board of Directors. Effective June 10, 1999, Daniel Stauber, former President and CEO resigned from these positions and also from the Board of Directors. All stock options owned by Mr. Stauber terminated as of the date of his resignation.

MANAGEMENT AND BOARD CHANGES

In December 1998, Richard Green resigned as a director of the Company. On December 16, 1998, the Board was expanded and Charles Simons, Douglas Hailey and Michael Recca were appointed to the Board.

As of December 31, 1998, Michael Elkin resigned as Vice President of Finance and Chief Financial Officer of the Company.

On January 5, 1999 the Company announced the appointment of George Mas as Vice President of Finance and Chief Financial Officer.

On January 7, 1999, the Company terminated the employment of W. Fred Bonham as Vice President and Chief Operating Officer.

On January 11, 1999 the Company announced the appointment of Carlos Campos as Executive Vice President and Chief Operating Officer. Mr. Campos was appointed Acting CEO on March 17, 1999 and appointed President and CEO and appointed to the Board of Directors on July 15, 1999.

On January 26, 1999 Ross Johnston was appointed Vice President Legal Affairs.

On March 17, 1999, Daniel Stauber, took a leave of absence as President and Chief Executive Officer of the Company. Effective June 10, 1999, Mr. Stauber resigned as President and CEO and also as a member of the Board of Directors of the Company.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH 1997

REVENUES. Revenues for the year ended December 31, 1998 increased by approximately $11.4 million from 1997 due to the three acquisitions made in late 1997 and the four acquisitions made during 1998. Internal growth was very limited during the year due to the former management's inability to formulate an effective marketing plan. The consolidated results of operations prepared on a proforma basis as if all 1997 and 1998 acquisitions had occurred as of the beginning of 1997 show a decrease in revenues from $33.9 million to $29.9 million per year. Approximately $900,000 of this decrease can be attributed to a decrease in autoclave sales. The remainder can be attributed to the Company's inability to combine and manage the acquisitions within the Company operational structure.

OPERATING COSTS. The increase of approximately $12 million can be substantially attributed to the acquisitions made in late 1997 and 1998. Substantially no benefits were obtained from costs synergies relating to these acquisitions due to the former management's inability to consolidate the new organizations into the existing financial and operational structure. As an example, direct labor expenses at the two major divisions where revenues dropped by $900,000 increased by $238,000 during the year. During 1998, the Company incurred significant operating costs that could have been avoided with proper planning and controls such as the rental of trucks instead of repairing the trucks at a lower cost.

ADMINISTRATIVE AND SELLING EXPENSES. The increase of approximately $7 million can be substantially attributed to the acquisitions made in late 1997 and 1998. Substantially no benefits were obtained from costs synergies relating to the acquisitions principally due to management's inability to consolidate the acquisitions into the existing organizational structure. In addition, as a result of rapid expansion and administrative inaccuracies, substantial expenses were incurred in administrative expenses relating to professional services, financial consulting and auditing fees. Other administrative costs were allowed to increase due to delays in billing, computer problems, duplicative employee positions and other administrative inadequacies (i.e. collection of receivables). Such amounts included uncollectable accounts receivables of approximately $800,000, professional fees in excess of $1.5 million in salaries and wages at the Florida facilities of $868,000.

OPERATING LOSS. The loss of $8.7 million in 1998 is attributable to the Company's inability to obtain costs synergies from the acquisitions made in late 1997 and in 1998. In addition, substantial increases in administrative costs were incurred at the Corporate Office location for professional services, financial consulting and auditing fees. Also, approximately $711,000 in deferred acquisition costs were written off due to the cancellation of the agreement to acquire Health Care Waste Services Corp. of New York City ("HCWS").

OTHER EXPENSES. The increase was principally due to an increase in interest expense resulting from higher total debt during 1998.

PROVISION FOR INCOME TAXES. No provision for income taxes were necessary for 1998 due to the loss reported for the year. These losses also created a tax credit from net operating loss carrybacks to prior years. (See note 10 to Consolidated Financial Statements.)

DISCONTINUED OPERATIONS, NET OF TAX. Discontinued operations, net of tax decreased substantially during the year because the sale of Kover was consummated in the first quarter of 1998. Kover's 1998 results were not material.

NET LOSS. The net loss for 1998 resulted primarily from the Company's inability to consolidate the acquisitions made in late 1997 and during 1998 into the existing organizational structure. In addition approximately $711,000 was written off relating to costs incurred in pursuing the HCWS acquisition. Costs increased as a percent of revenues in virtually every major category of expense. Specially significant were increases in professional fees including professional services, financial consulting and auditing fees. Virtually no synergies were obtained from the 1997 and 1998 acquisitions and in substantially all cases costs were allowed to increase without proper management participation in cost reduction efforts. Due to improper accounting and financial controls internal and external reports issued during 1998 did not reflect the real performance of the Company.

YEAR 2000 DISCLOSURE. In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date sensitive computer software may recognize a date using "00" as the year 1900, rather than the year 2000. This is generally referred to as the "Year 2000" issue. If this situation occurs, the potential exists for computer system failure or miscalculations by computer programs, which could disrupt operations.

During 1998, the Company completed the implementation of its new computer system to use 4-digit year fields and therefore believes itself to be Year 2000 compliant. After analysis of the Company's exposure to the impact of Year 2000 issues, management believes any additional costs of addressing the remaining Year 2000 issues to be less than $50,000.

The Company is exposed to the risk that one or more of its vendors or customers, including financial institutions, could experience Year 2000 problems that impact their abilities to meet obligations to the Company. To date, the Company is not aware of any vendor or customer Year 2000 issue that would have a material adverse impact on the Company's operations. The Company has no means of ensuring that its vendors and customers will be Year 2000 ready. The inability of such vendors and customers to complete their Year resolution process in a timely fashion could have an adverse impact on the Company. The effect of non-compliance by vendors and customers is not determinable at this time. The Company's Year 2000 risks are considered minimal and no contingency plans are believed to be necessary.

Widespread disruptions in the national or international economy, including disruption affecting the financial markets, resulting from Year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Company. The likelihood and effect of such disruptions is not determinable at this time.

LIQUIDITY AND CAPITAL RESOURCES. The Company's sources of cash during 1998 were the proceeds from the sale of Kover and bank borrowings. Operating activities used cash primarily from the Company's inability to achieve a profitable level of operations. The cash used in investing activities was principally due to the Company's 1998 acquisition program. Financing activities provided cash from bank borrowings.

The Company must make improvement at the SDSSC incinerator during 1999-2000 of approximately $6 million to meet new emission standard requirements. In addition, the Company plans to borrow another $1 million for other company wide improvements. The Company expects to obtain those funds from additional bank borrowings and/or equity capital. There can be no assurances that the Company will be able to obtain such funds. In such event, the Company may be required to reduce the amount of waste processed or close the facility until the funds to make the renovations become available.

The Company is presently not in compliance with minimum tangible net worth and other financial covenants set forth in its bank credit facility and other notes payable. The Lenders have not declared the Company in formal default or accelerated payment of the Company's indebtedness thereunder. There can be no assurance that they will not do so in the future. The Company is engaged in discussions with prospective sources of additional working capital and with its current lenders. There can be no assurance that the Company will successfully negotiate a new credit facility or obtain additional working capital. The Company's current credit facility which would have provided a maximum of $35 million in financing has been placed on hold by the lenders. The revolving portion of the credit facility expires on July 31, 1999. Subsequent to year end the Company's new management team implemented a series of cost reduction and performance enhancing measures which are expected to reduce considerably the operating expenses of the Company. These cost reduction measures are anticipated to result in positive cash flow from operations in the third quarter of 1999. Management expects to negotiate with existing lenders to obtain waivers on the default status of various provisions of the loan agreement. Management believes it will raise additional working capital of approximately $2 million through a private placement of debt securities in conjunction with the existing bank credit facility. These additional funds, along with a positive cash flow, are expected to be sufficient for the operational cash needs of the Company during the next 12 months.

The Company's consolidated financials are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 1997 and 1998, the Company purchased several companies in the medical waste business in contemplation of integrating the acquisitions into the Company's core business. Unfortunately, the Company was unable to successfully integrate and achieve profitability from these acquisitions. In addition, internal growth was limited due to the Company's inability to formulate an effective marketing plan, integrate its acquisitions and manage the Company's growth. In early 1999, with new management the Company began its plan to aggressively control costs, control expansion efforts and focus on the Company's core business.

The Company is also in discussion with several lenders for additional funds, as well as obtaining a waiver to cure its financial covenant violations. Discussions are also being held with private investors to raise equity capital. The Company believes the additional loan and equity proceeds, if obtained, will be adequate to fund its on-going operations.

The Company's continued existence is dependent upon its ability to resolve its liquidity problems principally by implementing cost reduction strategies and obtaining positive results from increased marketing efforts.

The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets for the amount of classification of liabilities that may result from the possible inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve its recovery plan as described above. (See Independent Auditor's Report which contains an explanatory paragraph regarding the Company's ability to continue as a going concern.)

This Form 10-KSB contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company, and its subsidiaries, including statements made under Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, amount other, the following: the competitive pressure in the industry; general economic and business conditions; the ability to implement and the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; and availability of qualified personnel; labor and employee benefit costs.

IMPACT OF INFLATION. To the extent permitted by competition the Company passes increased costs attributed to inflation to its customers by increasing sales prices over a reasonable period of time. Also, it is the Company's policy to place all of its major supplier purchases out to bid. During 1998 these policies were not carried out in an organized financial structure resulting in significant costs increases for the year. Subsequent to year end significant changes in operating philosophies were implemented that should result in immediate cost reductions during 1999.

NEW ACCOUNTING PRONOUNCEMENTS.

Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities," provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company's management does not expect this SOP to have a meterial impact on the Company's financial position or results of operations.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, Accounting For The Costs Of Computer Software Developed Or Obtained For Internal Use ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 on January 1, 1999. Adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement applies to all entities and is effective for all fiscal quarters of the fiscal years beginning after June 15, 1999. The Company did not engage in derivative instruments or hedging activities in any periods presented in the consolidated financial statements and this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flow.

ITEM 7. FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements

                                                                                                      PAGE
                                                                                                      ----

Report of Independent Certified Public Accountants ...............................................     25
Consolidated Balance Sheet as of December 31, 1998 and 1997 ......................................     26
Consolidated Statements of Operations for the years ended December 31, 1998 and 1997 .............     27
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998 and 1997 ...     28
Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997 .............     29
Notes to Consolidated Financial Statements .......................................................     30



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders Med/Waste, Inc.

We have audited the accompanying consolidated balance sheets of Med/Waste, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Med/Waste, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in notes 6 and 18 to the financial statements, the Company is in default with certain lenders and has incurred significant losses from operations, negative cash flows and a working capital deficiency as of and for the year ended December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in note
18. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Miami, Florida                                    BDO SEIDMAN, LLP
April 20, 1999, except for
Note 17 which is as of
July 19, 1999

                        Med/Waste, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                                           December 31,
                                                                                                   ------------------------------
                                                                                                        1998            1997
                                                                                                   ------------      ------------
ASSETS
      Current assets:
      Cash and cash equivalents                                                                    $    113,146      $    984,708
      Accounts receivable, net of allowances of $740,000 and $108,000 in 1998 and 1997,               5,713,044         5,525,528
      respectively
      Net assets of discontinued operations (note 9)                                                         --         2,632,909
      Inventories                                                                                       352,941           238,653
      Prepaid expenses and other                                                                      1,359,436           735,779
                                                                                                   ------------      ------------
           Total current assets                                                                       7,538,567        10,117,577

Notes receivable                                                                                        150,000                --
Property, plant and equipment, net (note 4)                                                          14,172,260        10,636,803
Goodwill (note 2)                                                                                    19,906,832        11,919,106
Other intangibles, net (notes 2 and 5)                                                                6,955,707         1,397,860
Other assets                                                                                            715,279           697,718
Investment in unconsolidated subsidiary (note 3)                                                        717,399                --
                                                                                                   ------------      ------------
                                                                                                   $ 50,156,044      $ 34,769,064
                                                                                                   ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities                                                     $  6,679,770      $  2,511,280
      Current portion of notes payable and debentures (note 6)                                       20,120,645         4,094,861
      Current portion of capital lease obligations (note 11)                                            679,935           397,371
      Income tax payable (note 10)                                                                           --           116,000
      Customer deposits                                                                                  19,566            23,640
                                                                                                   ------------      ------------
           Total current liabilities                                                                 27,499,916         7,143,152

Capital lease obligations, less current portion (note 11)                                               901,634           502,239
Notes payable and debentures less current portion (note 6)                                            1,957,023         8,496,605
Deferred income tax liability (note 10)                                                                      --           702,000
                                                                                                   ------------      ------------
           Total liabilities                                                                         30,358,573        16,843,996

Commitments and contingencies (notes 11, 13 and 18)

Shareholders' equity (notes 2, 7, 8, 14, and 17):
      Series A Preferred stock, .01 par value; 60,000 shares authorized, 28,869 and 42,969
      shares outstanding at 1998 and 1997 respectively ($100 per share liquidation preference)              289               430

      Common stock, $.001 par value; 10,000,000 shares authorized; 6,650,647 and 4,629,699                6,651             4,630
      shares issued and outstanding
      Additional paid-in capital                                                                     30,289,507        18,625,685
      Warrant subscriptions and option notes receivable                                                (387,466)         (258,003)
      Deficit                                                                                       (10,080,853)         (417,017)
                                                                                                   ------------      ------------
                                                                                                     19,828,128        17,955,725
           Less cost of treasury stock: 11,824 shares                                                   (30,657)          (30,657)
                                                                                                   ------------      ------------
           Total shareholders' equity                                                                19,797,471        17,925,068
                                                                                                   ------------      ------------
                                                                                                   $ 50,156,044      $ 34,769,064
                                                                                                   ============      ============



           SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS

                        Med/Waste, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                                    Years Ended December 31,
                                                               ------------------------------
                                                                    1998              1997
                                                               ------------      ------------
Revenues                                                       $ 24,924,664      $ 13,547,960
                                                               ------------      ------------
Costs and expenses:
   Operating costs                                               21,195,204         8,914,359
   Administrative and selling expenses                           10,743,423         3,378,939
   Amortization of intangibles                                      999,536           187,924
   Failed acquisitions expense (Note 2)                             710,963                --
                                                               ------------      ------------
       Total                                                     33,649,126        12,481,222
                                                               ------------      ------------
Operating (loss) profit                                          (8,724,462)        1,066,738

Other (expense) income:
   Gain from insurance settlement (note 16)                              --         1,357,376
   Interest expense                                              (1,598,628)         (598,078)
   Other                                                            352,801           219,456
                                                               ------------      ------------
Other (expense) income, net                                      (1,245,827)          978,754
                                                               ------------      ------------
(LOSS) INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                           (9,970,289)        2,045,492
Income tax (benefit) provision (note 10)                           (580,835)          627,768
                                                               ------------      ------------
(Loss) income from continuing operations                         (9,389,454)        1,417,724

Discontinued operations (note 9)                                         --           131,671
                                                               ------------      ------------
NET (LOSS) INCOME                                                (9,389,454)        1,549,395
Preferred stock dividend                                            274,382            96,680
                                                               ------------      ------------
Net (loss) income available to common shareholders             $ (9,663,836)     $  1,452,715
                                                               ============      ============
(Loss) earnings per share - basic
    From continuing operations                                 $      (1.68)     $        .52
    Discontinued operations, net of taxes                                                 .05
                                                               ------------      ------------
                                                               $      (1.68)     $        .57
                                                               ============      ============
Weighted Average number of common shares outstanding-basic        5,764,566         2,559,905

(Loss) earnings per share - diluted
    From continuing operations                                 $      (1.68)     $        .38
    Discontinued operations, net of taxes                                --               .03
                                                               ------------      ------------
                                                               $      (1.68)     $        .41
                                                               ============      ============
Weighted Average number of common shares
  outstanding - diluted                                           5,764,566         3,922,848



          SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS

                        Med/Waste, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                     Years ended December 31, 1998 and 1997


                                                                         PREFERRED STOCK           COMMON STOCK
                                                                       SHARES       AMOUNT      SHARES      AMOUNT
                                                                     ---------      ------     ---------     ------
Balance at January 1, 1997                                                                     2,328,499     $2,329
Conversion of debentures into common shares                                 --          --       458,000        458
Issuance of preferred shares                                            42,969      $  430            --         --
Issuance of common stock pursuant to Regulation S                           --          --     1,600,000      1,600
Issuance of stock for services                                              --          --         3,200          3
Issuance of stock for BMG acquisition                                       --          --       200,000        200
Exercise of options                                                         --          --        40,000         40
                                                                     ---------      ------     ---------     ------
Balance at December 31, 1997                                            42,969         430     4,629,699     $4,630

Conversion of preferred stock to common stock                          (14,100)       (141)      388,935        389
Conversion of debentures to common stock                                                         558,579        559
Issuance of common stock for the acquisition of Decatur                                          133,334        133
Issuance of common stock for the acquisition of Med-Waste, Inc.                                   41,334         41
Issuance of common stock for BMW acquisition                                                      16,000         16
Issuance of common stock for the acquisition of SMI                                              500,000        500
Issuance of common stock for Bio-Tech, Inc.                                                       26,666         27
Issuance of common stock for certain assets acquired from
  Biomade, Inc                                                                                    75,992         76
Stock issued for services                                                                          1,989          2
Warrants Exercised                                                                                38,417         38
Options Exercised                                                                                239,702        240
                                                                     ---------      ------     ---------     ------
Balance at December 31, 1998                                            28,869      $  289     6,650,647     $6,651
                                                                     ---------      ------     ---------     ------



                                                                        WARRANT
                                                                      SUBSCRIPTIONS
                                                        ADDITIONAL         AND                                     TOTAL SHARE-
                                                          PAID IN      OPTION NOTES                  TREASURY        HOLDERS'
                                                          CAPITAL       RECEIVABLE     DEFICIT         STOCK          EQUITY
                                                       ------------   -----------   ------------    -----------    -----------
Balance at January 1997                                $  6,870,430   $  (288,003)  $ (1,869,732)   $   (30,657)   $ 4,684,367
Conversion of debentures into common shares               1,339,520            --             --                     1,339,978
Issuance of preferred shares                              3,885,806            --             --                     3,886,236
Issuance of common stock pursuant to Regulation S         5,416,922            --             --                     5,418,522
Issuance of stock for services                               11,997            --             --                        12,000
Issuance of stock for BMG acquisition                       999,800            --             --                     1,000,000
Proceeds from stock subscription                                 --        30,000             --                        30,000
Exercise of options                                         101,210            --             --                       101,250
Net income for the year                                          --            --      1,549,395                     1,549,395
Dividends                                                                                (96,680)                      (96,680)
                                                       ------------   -----------   ------------    -----------    -----------
Balance at December 31, 1997                           $ 18,625,685      (258,003)  $   (417,017)   $   (30,657)   $17,925,068
                                                       ------------   -----------   ------------    -----------    -----------
Conversion of preferred stock to common stock                                                                              248
Conversion of debentures to common stock                  1,335,343                                                  1,335,902
Issuance of common stock for the acquisition of
  Decatur                                                   992,378                                                    992,511
Issuance of common stock for the acquisition of
  Med-Waste, Inc.                                           309,959                                                    310,000
Issuance of common stock for BMW acquisition                 79,984                                                     80,000
Issuance of common stock for the acquisition of
  SMI                                                     6,999,500                                                  7,000,000
Issuance of warrants for the acquisition of SMI              25,000                                                     25,000
Issuance of common stock for Bio-Tech, Inc.                 196,635                                                    196,662
Issuance of common stock for certain assets
  acquired from Biomade, Inc                                549,924                                                    550,000
Stock issued for services                                     9,998                                                     10,000
Options issued for services                                 245,870                                                    245,870
Warrants issued for services                                253,000                                                    253,000
Warrants Exercised                                          114,985                                                    115,023
Options Exercised                                           551,246      (179,463)                                     372,023
Proceeds from stock subscription                                           50,000                                       50,000
Net (loss) for the year                                                               (9,389,454)                   (9,389,454)
Dividends                                                                               (274,382)                     (274,382)
                                                       ------------   -----------   ------------    -----------    -----------
Balance at December 31, 1998                           $ 30,289,507   $  (387,466)  $(10,080,853)   $   (30,657)   $19,797,471
                                                       ============   ===========   ============    ===========    ===========



          SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS

                        Med/Waste, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                               Years Ended December 31,
                                                                              1998              1997
                                                                          ------------      ------------
OPERATING ACTIVITIES:
Net (loss) earnings from continuing operations                            $ (9,389,454)     $  1,417,724
  Adjustments to reconcile net earnings to net cash (used) in operating activities,
      Gain from insurance settlement                                                          (1,357,376)
      Depreciation and amortization                                          2,479,577           885,560
      Provision for doubtful notes and accounts receivable                     631,600            94,524
      Loss on disposal of operating equipment                                  195,170                --
      Equity in net income of unconsolidated subsidiary                        (36,550)               --
      Issuance of stock, options, and warrants for services                    508,870                --

    Changes in operating assets and liabilities,
     net of effects of acquisitions:
      Decrease (Increase) in accounts receivable                             1,493,072        (3,164,725)
      Decrease in notes receivables                                                 --           306,000
      (Increase) in inventories                                                (23,863)          (54,822)
      (Increase) in prepaid expenses                                          (544,698)         (572,160)
      Decrease (Increase) in other assets                                      335,804          (521,884)
      Increase in accounts payable and accrued
       liabilities and income taxes payable                                  1,578,060           624,217
      (Decrease) in customer deposits                                           (4,074)          (14,924)
      (Decrease) increase in deferred income tax liability                    (818,000)          702,000
                                                                          ------------      ------------
      Net cash used in operating activities                                 (3,594,486)       (1,655,866)

Net Cash used in Discontinued Operations                                            --          (217,227)

INVESTING ACTIVITIES:
    Proceeds from settlement with insurance company                                 --         3,318,600
    Proceeds on sale of Kover                                                1,200,000                --
    Proceeds on note for sale of Kover                                       1,350,000                --
    Acquisition of businesses, net of cash acquired                         (6,838,743)      (16,151,315)
    Purchase of operating equipment                                         (1,641,432)       (4,004,855)
                                                                          ------------      ------------
    Net cash used in investing activities                                   (5,930,175)      (16,837,570)

FINANCING ACTIVITIES:
    Borrowing under line of credit                                           1,296,382         2,980,618
    Preferred stock dividends                                                 (274,382)
    Additions to long term debt                                             14,300,000         6,063,277
    Payments on long term debt                                              (6,531,475)         (132,273)
    Principal payments under capital leases                                   (674,718)          (86,060)
    Issuance of common and preferred stock                                          --        10,757,989
    Proceeds from exercising options and warrants                              487,292                --
    Payment of stock subscription receivable                                    50,000            30,000
                                                                          ------------      ------------
    Net cash provided by financing activities                                8,653,099        19,613,551
                                                                          ------------      ------------
    Net increase (decrease) in cash and cash equivalents                      (871,562)          902,888
    Cash and cash equivalents at beginning of period                           984,708      $     81,820
                                                                          ------------      ------------
    Cash and cash equivalents at end of period                            $    113,146      $    984,708
                                                                          ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Notes received for sale of Kover                                      $ (1,500,000)     $         --
    Notes issued for acquisition of Decatur                                  1,500,000                --
    Fixed assets acquired through capital leases                             1,336,677                --
    Common stock issued for the acquisition of SMI                           7,000,000                --
    Warrants issued for the acquisition SMI                                     25,000                --
    Common stock issued for the acquisition Decatur                            992,511                --
    Common stock issued for the acquisition of Med-Waste, Inc.                 310,000                --
    Common stock issued for the acquisition of BMW                              80,000                --
    Common stock issued for the acquisition of Biomade assets                  550,000                --
    Common stock issued for the acquisition of Biotech                         196,662                --
    Conversion debentures to common stock                                    1,335,902         1,339,978
    Conversion of preferred stock to common stock                            1,410,000                --
    Cash paid during the year for interest                                                       263,532
    Notes for acquisition of BMG                                                    --           500,000
    Shares issued in connection with acquisitions of BMG, Inc.                      --         1,000,000
    Issuance of common stock for note receivable                               179,463                --



            SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS

                        Med/Waste, Inc. And Subsidiaries
                   Notes to Consolidated Financial Statements

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Med/Waste, Inc. (the "Company") is a holding company incorporated in November 1991 under the laws of the State of Delaware. The Company and through its subsidiaries, is engaged in the businesses of medical waste management. The medical waste management operations are conducted primarily through the following subsidiaries, collectively referred to as the "Waste Companies":

                    Safety Disposal System, Inc. ("SDS")
                    Safety Disposal System of South Carolina, Inc. ("SDSSC") Safety Disposal System of Pennsylvania, Inc. ("SDSPA") Safety Disposal System of Georgia, Inc. ("SDSGA")
                    Safety Disposal System of Virginia, Inc. ("SDSVA)
                    Target Medical Waste Services, LLC ("Target")
                    Med-Waste, Inc. ("Decatur")
                    Sanford Motors, Inc. ("SMI")
                    BMW Medtec of West Virginia ("BMW")
                    Incendere, Inc. ("Incendere")

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories consist primarily of supplies used to store waste during transport and are accounted for under the First-in-First-out (FIFO) method of accounting and are carried at the lower of cost or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from 5 to 30 years.

GOODWILL AND OTHER INTANGIBLE ASSETS

The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over 25 years (40 years prior to 1998). The effect of this change in estimate was not material. Other intangible assets primarily include covenants not to compete, customer lists, patents and permits. The cost of other intangibles in amortized on a straight-line basis over their estimated useful lives, ranging from five to twenty-five years. The Company reviews the carrying value of goodwill and other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.


FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The fair values of these financial instruments were not materially different from their carrying values. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Credit risk on trade receivable is substantially minimized as a result of the large customer base. No single customer represents greater than 5% of total accounts receivable. The Company maintains allowance for potential credit losses and performs on going credit evaluations.

STOCK BASED COMPENSATION

The Company recognizes compensation expense for its stock option incentive plans using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is excess, if any of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire the stock.

INCOME TAXES

Income taxes are accounted for using the liability approach under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

NET (LOSS) INCOME PER COMMON SHARE

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

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities," provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company's management does not expect this SOP to have a material impact on the Company's financial position or results of operations.

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, Accounting For The Costs Of Computer Software Developed Or Obtained For Internal Use ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 on January 1, 1999. Adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement applies to all entities and is effective for all fiscal quarters of the fiscal years beginning after June 15, 1999. The Company did not engage in derivative instruments or hedging activities in any periods presented in the consolidated financial statements.

2.  ACQUISITIONS

On September 25, 1997, the Company, through SDSGA, acquired substantially all of the assets and business of Environmental Waste Reduction, Inc. ("EWR"). EWR provides medical waste management services to medical waste generators in Georgia, South Carolina and North Carolina.

On November 7, 1997, the Company, purchased 100% of the capital stock of Incendere, Inc. ("Incendere"). Incendere provides medical waste management services to medical waste generators in Pennsylvania, Virginia, North Carolina, South Carolina and Maryland.

On November 10, 1997, the Company purchased certain assets of BMG. BMG provides medical waste sterilization and management services to medical waste generators in the north east United States. In connection with the purchase, the Company issued 200,000 shares of common stock valued at $5.00 per share, the then market value.

In a related transaction, on November 6, 1997, the Company purchased the real property and certain assets of the autoclave facility from an unrelated third party.

On March 31, 1998, the Company purchased the capital stock of Med Waste, Inc. an unrelated Pennsylvania corporation. Med Waste, Inc. provides medical waste management services to medical waste generators in Pennsylvania. In connection with the purchase, the Company issued 41,000 shares of common stock with a guaranteed fair value after two years of $7.50.

In June 1998, the Company purchased from Biomade Plastics, Inc. a subsidiary of ARK Industries, Inc. (formerly Bio-Medical Waste Systems, Inc.) molds for the manufacture of reusable sharps containers, lids and accessories used in the "Sharps Express" program, together with all proprietary knowledge, patents, 510K approvals, trade secrets, referral lists, technical information, quality control data, processes (whether secret or not), methods and other similar know how or rights. Biomade Plastics, Inc. operated a reusable sharps container program through licensing territories to third parties. The Company received an assignment of all license agreements as well as all inventories of such containers.

In June 1998, the Company acquired Target based in Mobile, Alabama. Target operates a medical waste microwave facility and provides medical waste management services to customers in Alabama, Florida, Louisiana and Mississippi.

In June 1998, the Company acquired certain assets and assumed certain liabilities of Biotech Disposal, Inc. ("Biotech"). Biotech provides medical waste management services to generators of medical waste in Broward County, Florida. In connection with the purchase, the Company issued 26,666 shares of common stock with a guaranteed value after one year of $6.50.

In June 1998, the Company acquired Decatur an unrelated Alabama corporation based in Decatur, Alabama. Decatur owns and operates a medical waste autoclave facility and provides medical waste management services to medical waste generators in the states of Alabama, Georgia and Tennessee. In connection with the purchase, the Company issued 133,334 shares of common stock of which the Company guaranteed fair value of 120,000 shares after two years of $7.50 per share.

In September 1998, the Company purchased BMW, a medical waste transportation company operating in West Virginia, Eastern Ohio and Western Pennsylvania. In connection with the purchase, the Company issued 16,000 shares of common stock valued at the then market value.

In October 1998, the Company acquired SMI and its related companies. SMI provides medical waste management services to medical waste generators in the Pennsylvania, New Jersey, Delaware, and Maryland region and owns a 49% interest in an incineration facility in Matthews, North Carolina. In connection with the purchase, the Company issued 500,000 shares of common stock with a guaranteed fair value of $14 per share after three years. Payments under such guarantee can be made in cash or in additional shares of stock at the option of the Company.

The following summarized unaudited pro forma consolidated results of operations have been prepared as if the aforementioned acquisitions had occurred at the beginning of 1997 and includes pro forma adjustments for interest, depreciation and amortization:

                                                               1998             1997
                                                          ------------      -----------
REVENUES                                                  $ 29,932,645      $33,857,980
Income (loss) from continuing operations                    (9,389,463)         330,062
Discontinued operations, net of taxes                               --      $   131,671
Net income (loss)                                           (9,389,463)         461,733

EPS - Basic and Diluted

Income (loss) from Continuing Operations                         (1.50)             .07
Income from Discontinued Operations, net of taxes                   --              .03
Net Income (loss)                                                (1.50)             .10
                                                          ------------      -----------
Weighted Average number of common share
  outstanding-basic                                       $  6,239,677      $ 4,777,237


The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

All of these acquisitions were accounted for by the purchase method of accounting. Accordingly, purchase price includes the guaranteed fair value of common stock issued in connection with the acquisition and the results of operations of the acquired entities are included in the accompanying consolidated Statements of Operations from the respective dates of acquisition.

During 1997 and 1998 the Company had capitalized certain costs relating to the potential acquisition of a company. During the fourth quarter of 1998, the Company expensed the capitalized costs of $710,963 due to the Company's failure to complete the acquisition.

In each acquisition, the purchase price has been allocated to the fair value of tangible and identified intangible assets acquired and liabilities assumed as follows:

                                                                    In millions of dollars

                                              EWR   Incendere    BMG      Biotech     PA      Target   Decatur
                                         -------------------------------------------------------------------------
Value of common stock issued                                  $   1.00  $   0.20  $   0.31  $    -0-  $    1.00
Cash paid including expenses net of
cash acquired                            $   2.34  $   12.49      1.75      0.01                1.32       0.51
Fair value of liabilities assumed            0.34       1.10      0.91      0.05      0.02                 1.80
                                         -------------------------------------------------------------------------
                   Total amount paid     $   2.68  $   13.59  $   3.66  $   0.26  $   0.33  $   1.32  $    3.31
                                         =========================================================================

Fair value of tangible assets                1.04       3.92      1.20      0.04      0.07      0.46       0.48
acquired
Fair value of intangible assets                         1.10      0.69      0.20                0.60       1.00
acquired
Goodwill                                     1.64       8.57      1.77      0.02      0.26      0.26       1.83
                                         -------------------------------------------------------------------------
           Total net assets acquired     $   2.68  $   13.59  $   3.66  $   0.26  $   0.33  $   1.32  $    3.31
                                         =========================================================================


                                                In millions of dollars

                                             SMI         BMW      Bio-Made
                                         ----------------------------------
Value of common stock issued             $     7.03  $    0.08  $     0.550
Cash paid including expenses net of
cash acquired                                  4.17       0.17        0.630
Fair value of liabilities assumed              1.34       0.19
                                         ----------------------------------
                   Total amount paid     $    12.54  $    0.44  $     1.180
                                         ==================================

Fair value of tangible assets                  3.42       0.15        0.440
acquired
Fair value of identifiable intangible
assets acquired                                3.55       0.23        0.330
Goodwill                                       5.57       0.06        0.410
                                         ----------------------------------
           Total net assets acquired     $    12.54  $    0.44   $    1.180
                                         ==================================



3.       INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

During 1998, (as part of the SMI acquisition) the Company acquired a 49% interest in Matthews Acquisition Corporation ("MAC"), an incineration facility located in North Carolina, that owns all of the capital stock of BMWNC, Inc. ("BMWNC") and Biomedical Services, Inc. ("BMS"). Both BMWNC and BMS were debtors in possession pursuant to Chapter 11 of the Bankruptcy Code. This transaction was approved by the bankruptcy court on April 3, 1998. In connection therewith, MAC acquired BMWNC and BMS for approximately $1 million in cash and the issuance of $2.1 million, 8% notes payable, due in 2004. The notes are collateralized by the assets and stock of BMWNC and BMS. The Company recorded the transaction according to the equity method and, as such, recorded its initial investment at cost and has adjusted its investment for its respective percentage of undistributed income, which are not material to the Company's financial statements. The Company does not have a controlling interest in MAC. The Company's purchase agreement for the 49% interest stipulates that the Company's interest in MAC will increase to 51% upon the occurrence of certain events. Upon acquiring 51% interest, the Company would have a controlling interest, and would consolidate the accounts of MAC.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31:

                                                  1998               1997
                                              ------------      ------------
     Land                                     $    527,700      $    416,000
     Building                                    2,819,817         1,988,541
     Incinerator and autoclaves                  4,310,947         3,992,099
     Operations equipment                        5,978,103         4,833,600
     Computer, office and other equipment        3,119,221           706,838
                                              ------------      ------------
                                                16,755,788        11,937,018
     Less accumulated depreciation              (2,583,528)       (1,300,275)
                                              ------------      ------------
                                              $ 14,172,260      $ 10,636,803
                                              ============      ============

Depreciation expense amounted to $1,480,041 and $576,953 for 1998 and 1997, respectively. Included in operations equipment and computer, office and other equipment is approximately $1,500,000 and $1,000,000 of equipment under capital leases at December 31, 1998 and 1997 respectively.

5. OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following at December 31:

                                                 1998               1997
                                             -----------      -----------
     Licenses and permits                    $ 4,150,000               --
     Customer lists                            3,208,972      $ 1,669,860
                                             -----------      -----------
                                               7,358,972        1,669,860
     Less accumulated amortization              (403,265)        (272,000)
                                             -----------      -----------
                                             $ 6,955,707      $ 1,397,860
                                             ===========      ===========

6.  NOTES PAYABLE AND DEBENTURES

Notes payable and debentures consist of the following at December 31:

                                                 1998              1997
                                             -----------     -----------
     Note payable - Chambers (1)             $ 1,860,642     $ 2,173,485
     Term loans (2)                           13,154,447       6,000,000
     Line of credit (2)                        5,000,000       2,703,618
     Debentures (3)                                   --       1,327,096
     Notes payable (4)                         1,826,468         387,267
     Other                                       236,111              --
                                             -----------     -----------
                                              22,077,668      12,591,466
     Less current portion                     20,120,645       4,094,861
                                             -----------     -----------
                                             $ 1,957,023     $ 8,496,605
                                             ===========     ===========

The minimum annual debt payments for the next five years required under the terms of the notes payable are as follows:

                   1999                      $   20,120,645
                   2000                           1,616,176
                   2001                             119,052
                   2002                             116,571
                   2003                              32,098
                   Thereafter                        73,126
                                             --------------
                                             $   22,077,668
                                             ==============


(1) The note is non-interest bearing and is payable quarterly. It is reflected, net of approximately $139,358 of unamortized discount. The discount is based on an imputed interest rate of 6% (based on the prevailing tax exempt interest rate available to the Company). The note is secured by certain property and equipment (net book value $3.1 million) and an assignment of revenues and profits. The Company did not make payments for the first three quarters of 1999 amounting to $675,000 and is therefore in default of the debt agreement. Accordingly, such debt has been classified as current.

(2) During 1998 the Company restructured the term loan and line of credit outstanding at December 31, 1997. At December 31, 1998 the Company has a line of credit with a bank for $5 million. The line is a demand note and bears interest at prime plus 1% (8.75% at December 31, 1998). Interest is payable monthly. At December 31, 1998, the outstanding balance on the line is $5,000,000. In addition, the Company has term loans with the bank of $13,154,447 at December 31, 1998. The term loans bear interest at a rate of prime plus 1% (8.75% at December 31, 1998). Certain term loans called for monthly payments of principal plus interest, and others are interest only monthly payments. The term loans in aggregate include monthly principal payments of $83,333 plus interest with a balloon payment due on April 30, 1999. The line of credit and term loans are collateralized by substantially all of the Company's assets and include certain financial covenants.

      In January 1999, the Company refinanced the line of credit and term loans with its existing bank through a new Credit Agreement. The Credit Agreement includes a revolving credit loan for $10,000,000 and a convertible credit loan of $25,000,000. Generally, borrowings under the revolving credit loan and the convertible credit loan together may not exceed 80% of the Company's eligible accounts receivable, as defined. Provided that no default or event of default, as defined, has occurred, the total principal balance of the convertible credit loan would be converted to a term loan on July 31, 2000 and is payable monthly in an amount equal to one eighty-fourth (1/84th) of the aggregate principal balance of the converted loan. Final payment plus accrued interest is due on July 31, 2004. The revolving credit loan is due July 31, 1999. Interest on the revolving credit loan and convertible credit loan is payable monthly at a rate equal to the Prime Rate or the LIBOR Rate plus or minus an applicable margin as defined in the Credit Agreement. The Credit Agreement requires the Company to maintain minimum levels of liquidity, profitability and net worth.

      The Company is currently in violation of all of the financial covenants pertaining to the Credit Agreement. The Company has not obtained waivers from the bank and as such, has classified the line of credit and term loans outstanding at December 31, 1998 as current liabilities. The Company has been negotiating with its lenders for the purposes of restructuring the Company's debt and these lenders have not called the outstanding balances.

(3) On February 13, 1997, the Company completed a private placement of 10% Convertible Redeemable Debentures due July 1, 2000 ("the Debentures"), raising net proceeds of approximately $2.7 million. Interest is payable semi-annually on July 1 and January 1. During 1997, approximately $1.3 million of the Debentures were converted into 458,000 shares of common stock. At December 31, 1997 the Company had $1,327,096 in Debentures outstanding shown net of $333,384 in unamortized bond issue costs. A portion of the proceeds from the Debentures was used to reduce the outstanding balance on the Company's line of credit. During 1998, $1.7 million of Debentures were converted into 558,579 shares of Common Stock. As of December 31, 1998, there were no Debentures outstanding.

(4) On November 6, 1997 the Company issued a $500,000 non-interest purchase money note secured by real estate. The note is payable monthly over five years and the balance at December 31, 1998 amounted to $326,468 and is reflected, net of a $65,200 discount. The discount is based on an imputed interest rate of 10%.

      On June 29, 1998 the Company issued five promissory notes to the previous shareholders of Decatur aggregating $1,500,000. The notes bear interest at the Prime Rate (7.75% at December 31, 1998) and the principal balances on the notes with accrued interest are due June 30, 2000.

(5) On June 29, 1998 the Company issued five promissory notes to the previous shareholders of Decatur aggregating $1,500,000. The notes bear interest at the Prime Rate (7.75% at December 31, 1998) and the principal balances on the notes with accrued interest are due June 30, 2000.

7.  STOCK WARRANTS

In February 1997, October 1997 and November 1997, the Company issued an aggregate of 273,848 warrants to its placement agent in connection with the issuance of the Debentures, the Series A Preferred Stock and Common Stock in various private placements. Such warrants have exercise prices which range from $2.925 to $5.00 per share and expire in February 2002.

In November 1997, the Company issued an aggregate of 58,185 warrants in connection with the sale of common stock pursuant to Regulation S as promulgated pursuant to the Securities Act of 1933, as amended. Such warrants have an exercise price of $3.625. The Company valued these warrants using the Black Scholes method.

In August 1997, the Company issued 25,000 warrants to a financial public relations firm at the then fair market value of the underlying stock. Such warrants have an exercise price of $4.25 per share and expire August 2002. The Company valued these Warrants using the Black Scholes method.

In February 1998, the Company issued 14,117 warrants to holders of Series A Preferred Stock who exchanged their shares of Series A Preferred for Common Stock. These Warrants have an exercise price of $3.625, and were issued below the market value of underlying stock on date of grant and expire December 2002. The Company valued these Warrants using the Black Scholes method.

In April 1998, the Company issued 50,000 warrants to a financial advisor with an exercise price of $5.88. These warrants were issued below the market value of the underlying stock on the date of grant and expire April 2003. In this connection, the Company valued these warrants under the Black Scholes method.

In September 1998, the Company issued 75,000 warrants to an investment banking firm, of these warrants, 37,500 have an exercise price of $3.63, equal to the then market value of the underlying stock at the date of grant. The remaining 37,500 warrants have an exercise price of $5.00. These warrants expire September 2001. The Company valued these warrants using the Black Scholes method.

In October 1998, in connection with the acquisition of SMI, the Company issued 100,000 warrants to the shareholders of SMI. The exercise price is $8.00 per share, expiring October 2003.

All values of warrants, except those related to acquisitions and capital raising activities are charged to operations.

8.  STOCK OPTIONS

The Company has three stock option plans (a) the 1993 Employee Stock Option Plan (the "1993 Plan") (b) the Directors Stock Option Plan (the "Directors Plan"), (the "Directors Plan, (c) and the 1996 Employee Stock Option Plan (the "1996 Plan").

Under the Directors Plan, as amended, each non-employee director receives automatic non-discretionary grants of options on June 2 of each year. On each grant date, each non-employee receives options to purchase 3,000 shares of common stock for service on the board, additional options to purchase 3,000 shares of common stock for service on each committee of the board, other than the executive committee and additional options to purchase 3,000 shares for service as chairman of a committee other than the executive committee. Non-employee directors receive options to purchase 6,000 shares for service on the executive committee and an additional 6,000 as chairman of the executive committee. In June 1998 and 1997, the Company granted options to purchase 93,000 and 57,000 shares of common stock, respectively. In December 1998, the Company granted options to purchase 36,000 shares to three Directors who joined the Board at that time. Each option has a term of five years and is exercisable commencing six months following the date of grant.

All officers and employees are eligible for grants of options under the 1993 and 1996 Plans, which are administered by a stock option committee which has the discretion to determine to whom, the amount, exercise prices, exercise terms and all other matters relating to the grant of options under such plans. Options to purchase 60,000 and 20,000 shares were granted under the 1993 Plan in 1998 and 1997, respectively, at the then fair market value of the underlying shares. At December 31, 1998, options to purchase 148,875 shares under the 1993 Plan were exercised, and options to purchase 502,550 shares were outstanding at exercise prices ranging from $2.125 to $4.3125 per share. Options to purchase an aggregate of 835,000 and 400,000 shares were granted under the 1996 Plan in 1998 and 1997, respectively, at the then fair market value of the underlying shares. As of December 31, 1998 options to purchase 1,200,000 shares were outstanding under the 1996 Plan. All options granted under the 1993 and 1996 Plan vest 25% at the time of the grant and an additional 25% on each anniversary date thereafter.

The exercise price of all options granted by the Company since inception was the closing market price of the underlying common stock on the grant date.

At December 31, 1998, options granted under all plans were accounted for under APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the plans. Under APB Opinion 25, because the exercise price of the Company's stock option plans equal the market price of the underlying stock on the date of grant, no compensation cost is recognized.

FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. For purposes of this disclosure, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions in 1998 and 1997, respectively: no dividends; expected volatility of 46% and 25%, risk-free interest rates of 5.5% and 6% and expected lives of 3.7 and 2 years.

Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                                    YEARS ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                   1998                    1997
                                                                               ------------             ----------
AS REPORTED

Net (loss) income from Continuing Operations                                   $ (9,389,454)            $1,417,724
Net Income from Discontinued Operations, net of taxes                                    --             $  131,671
                                                                               ------------             ----------

Net (loss) Income                                                              $ (9,389,454)            $1,549,395

PRO FORMA

Net (loss) income from Continuing Operations                                   $ (9,871,648)            $1,399,729
Net income from Discontinued  Operations,  net of $71,000 and
  $34,000 of taxes                                                             $         --             $  131,671
                                                                               ------------             ----------
Net (loss) income                                                              $ (9,871,648)            $1,531,400

AS REPORTED - BASIC

(Loss) earnings per share - basic
From continuing operations                                                     $      (1.68)            $     0.52
Discontinued operations, net of taxes                                                    --                   0.05
                                                                               ------------             ----------
(Loss) earnings per share                                                      $      (1.68)            $     0.57
                                                                               ============             ==========

PRO FORMA - BASIC

(Loss) earnings per share - basic
From continuing operations                                                     $      (1.76)            $     0.51
Discontinued operations, net of taxes                                                    --                   0.05
                                                                               ------------             ----------
(Loss) earnings per share                                                      $      (1.76)            $     0.56
                                                                               ============             ==========

AS REPORTED - DILUTED

(Loss) earnings per share - diluted
From continuing operations                                                     $      (1.68)            $     0.38
Discontinued operations, net of taxes                                                    --                   0.03
                                                                               ------------             ----------
(Loss) earnings per share                                                      $      (1.68)            $     0.41
                                                                               ============             ==========

PRO FORMA - DILUTED

(Loss) earnings per share - diluted
From continuing operations                                                     $      (1.76)            $     0.37
Discontinued operations, net of taxes                                                    --                   0.03
                                                                               ------------             ----------
(Loss) earnings per share                                                      $      (1.76)            $     0.40
                                                                               ============             ==========

A summary of the status of the Company's three stock option plans as of December 31, 1998 and 1997, and changes during the years ending on those dates is presented below:


                                                               1998
                                   1998 SHARES              WEIGHTED-AVG.                         1997
                                         (000)               EXERCISE      1997 SHARES        WEIGHTED AVG.
                                                              PRICE           (000)          EXERCISE PRICE
                                     ---------             -----------      ---------        --------------
      OUTSTANDING AT
      BEGINNING OF YEAR                  1,701             $      2.81          1,369           $   2.60
      GRANTED                            1,196             $      5.99            372           $   3.57
      EXERCISED                           (240)            $      2.38            (40)          $   2.53
      FORFEITED                           (189)            $      3.48
                                     ---------             -----------      ---------           --------

      OUTSTANDING AT YEAR-END            2,468             $      4.34          1,701           $   2.81
                                     =========             ===========      =========           ========

      OPTIONS EXERCISABLE AT YEAR-END    1,565             $      3.98          1,223           $   2.63
                                     =========             ===========      =========           ========

      WEIGHTED-AVERAGE FAIR VALUE OF
               OPTIONS GRANTED                             $      2.06                               .53


The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                                                                                                     WEIGHTED-
                               NUMBER               WEIGHTED-                WEIGHTED-             NUMBER             AVERAGE
                           OUTSTANDING AT            AVERAGE                  AVERAGE          EXERCISABLE AT      EXERCISE PRICE
       RANGE OF               12/31/98              REMAINING              EXERCISE PRICE         12/31/98          (EXERCISABLE
    EXERCISE PRICES            (000)            CONTRACTUAL LIFE           (ALL OPTIONS)           (000)           OPTIONS ONLY)
    ---------------        -------------------------------------           -----------------------------------------------------
      $2.13-3.00                 954                  1.7                     $2.41                  800               $2.38
      $3.01-5.00                 498                  3.1                     $4.19                  291               $3.93
      $5.01-6.00                 759                  4.2                     $5.78                  217               $5.72
      $6.01-8.50                 257                  4.5                     $7.57                  257               $7.57
                          --------------------------------------------------------------------------------------------------
                               2,468                  3.0                     $4.34                1,565               $3.98
                          ==================================================================================================



9.  DISCONTINUED OPERATIONS, NET OF TAX.

On January 30, 1998, the Company sold 100% of the common stock of a wholly owned subsidiary, the Kover Group, Inc. ("Kover") to MPK holding, LP ("MPK"), MPK is owned by Phillip W. Kubec. Mr. Kubec was the president and chief executive officer of Kover and a director of the Company. The Company received aggregate consideration for the sale of Kover of $2.7 million, payable $1.2 million in cash at closing and the balance of $1.5 million in promissory notes. The Company received two promissory notes, one for $960,000 from MPK (the "MPK Note") and one for $540,000 from Kover ("the Kover Note"). In July 1998, MPK prepaid the MPK Note and Kover Note plus accrued interest. The Company received $1,350,000 in cash and a new $150,000 promissory note from MPK ("the New Note"). Interest on the New Note is payable monthly at the rate of 8.25% per annum, with the principal balance due at the end of eleven years.

Kover's operations and the gain resulting from the sale of Kover were not material for the year ended December 31, 1998.

Net assets and statement of operations highlights of Kover, the discontinued janitorial segment as of and for the year ended December 31, 1997 consist of the following; such amounts for 1998 were not material.

                                                                       1997
                                                                    -----------
Cash and cash equivalents                                                    --
Accounts receivable, net of allowances                                  657,881
Current portion of notes receivable from franchisees                  1,552,698
Other current assets                                                    253,213
Notes receivable from franchisees, net of current
portion                                                                 943,495
Property, plant and equipment                                           138,353
Accounts payable and accrued liabilities                               (912,731)
Other liabilities                                                            --
                                                                   ------------
Net assets of discontinued operations                              $  2,632,909
                                                                   ============

Revenues                                                           $ 11,470,750
Expenses                                                            (11,268,079)
                                                                   ------------
(Loss) Income before tax provision                                 $    202,671
      Tax provision                                                     (71,000)
                                                                   ------------
 Income from Discontinued operations                               $    131,671
                                                                   ============


As a result of the sale of Kover, the Company no longer provides commercial cleaning services in its janitorial segment and accordingly, the Company only operates in the medical waste management business.

10. INCOME TAXES

At December 31, 1998, the Company had Federal net operating loss carryforwards of approximately $11,132,000 that expire from 2004 through 2018. The Company continually reviews the adequacy of the valuation allowance and recognizes tax benefits when it is more likely than not that the benefits will be realized. For financial reporting purposes, a valuation allowance of $3,194,000 at December 31, 1998 has been recognized to offset the net deferred tax assets related to these carryforwards and other net deferred tax assets. Management has assessed that it is more likely than not that these net deferred tax assets would not be realized through future taxable income. No valuation allowance at December 31, 1997 had been recognized, principally due to the gain from its fire insurance settlement. The Company has recorded an income tax benefit of $581,000 in 1998 principally due to the reversing of the net deferred tax liability reflected at December 31, 1997. The Company had an income tax provision of $627,768 in 1997 as a result of providing principally for the gain on the fire insurance settlement. Realization of the benefits related to the net operating loss carryforwards may be limited in any one year due to the Section 382 change of ownership rules.



                                                                      December 31
                                                                 1998             1997
                                                             -----------       -----------
CURRENT DEFERRED TAX ASSETS
Allowance for bad debts                                      $   260,000       $    83,000
Reserve for medical costs                                         77,000
Other                                                              9,000            38,000
                                                             -----------       -----------
Total                                                            346,000           121,000
                                                             -----------       -----------

NONCURRENT DEFERRED TAX ASSETS & (LIABILITIES)

Difference in basis of property, plant and equipment          (1,560,000)         (352,000)
Difference in basis due to gain on Insurance settlement                           (555,000)
Difference in basis in intangible assets                         (84,000)
Net operating loss carryforwards                               4,299,000           205,000
Nonexercised stock options and warrants                          193,000
                                                             -----------       -----------
Total                                                          2,848.000          (702,000)
                                                             -----------       -----------

Net deferred tax asset (liability)
before valuation allowance                                     3,194,000          (581,000)

Valuation allowance for net
deferred tax assets                                           (3,194,000)               --
                                                             -----------       -----------
Net deferred tax asset (liability)                           $        --       $  (581,000)
                                                             ===========       ===========


The provision (benefit) for income taxes from continuing and discontinued operations consists of the following components:

                            DECEMBER 31, 1998            DECEMBER 31, 1997
                            ----------------------------------------------------
                               CONTINUING         CONTINUING        DISCONTINUED
                               OPERATIONS         OPERATIONS         OPERATIONS
                               ----------         ----------        ------------
Current:
Federal                         $      --         $ (76,000)         $  96,000
State                                  --            75,000             21,000
                                ---------         ---------          ---------
                                       --            (1,000)           117,000
                                ---------         ---------          ---------

Deferred:
Federal                          (476,000)          515,768            (38,000)
State                            (105,000)          113,000             (8,000)
                                ---------         ---------          ---------
                                 (581,000)          628,768            (46,000)
                                ---------         ---------          ---------
                                $(581,000)        $ 627,768          $  71,000
                                =========         =========          =========


The reconciliation between the provision (benefit) for income taxes and the amount which results from applying the federal statutory tax rate of 34% to income (loss) before income taxes is as follows:


                                              DECEMBER 31, 1998          DECEMBER 31, 1997
                                              -----------------    -----------------------------
                                                  CONTINUING        CONTINUING      DISCONTINUED
                                                  OPERATIONS        OPERATIONS       OPERATIONS
                                              -----------------    -----------------------------
Income tax expense (credit) at statutory
  federal rate                                   $(3,406,000)        $695,000          $69,000
State taxes, net of federal (taxes) benefit          (69,000)         125,000            8,000
Amortization of goodwill                              50,000               --               --
Non-deductible expenses                               32,000           24,768            3,000
Alternative minimum tax                                   --           20,000                0
Reversal of valuation allowance net
  of state tax benefit                             2,812,000         (237,000)          (9,000)
                                                 ---------------------------------------------
                                                   $(581,000)        $627,768          $71,000
                                                 =============================================


11. LEASES

The Company leases office and warehouse space and transportation and equipment under various operating leases that expire through 2004. These leases, some of which may be renewed for periods ranging from one to four years, require the Company to pay for certain operating expenses. The Company's rent expense for the years ended December 31, 1998 and 1997, amounted to $1,221,377 and $192,006, respectively.

Future minimum payments, by year and in the aggregates under capital and noncancellable operating leases with initial or remaining terms of one year are as follows:

                                                                        CAPITAL           OPERATING
                                                                         LEASES             LEASES
                                                                      ------------       ------------
  1999                                                                $    803,893       $    450,883
  2000                                                                     629,060            407,813
  2001                                                                     210,385            296,043
  2002                                                                     109,341            219,461
  2003 and thereafter                                                       44,522            101,127
                                                                      ------------       ------------
  Total minimum lease payments remaining                              $  1,797,201       $  1,475,327
  Less amount representing interest                                        215,632       ============
                                                                      ------------
  Present value of net minimum lease payments                            1,581,569
                                                                      ------------
  Capital lease obligations-current portion                                679,935
                                                                      ------------
  Capital lease obligations-long term portion                         $    901,634
                                                                      ============


12. RELATED PARTY TRANSACTIONS

During 1998 and 1997, the Company paid a law firm, in which the Chairman of the Board is a shareholder, $214,225 and $171,298, respectively, for services in assisting with acquisitions and various other corporate legal matters. On August 31, 1996, warrants to purchase 120,004 shares of common stock were exercised by three directors through the issuance of promissory notes aggregating $288,003. The promissory notes are collateralized by the common stock issued, bear interest at 8% a year and are payable $10,000 in principal plus accrued interest on March 31, of each year for a period of five years, with the remaining principal balance together with accrued interest payable at the end of five years and are recorded as a reduction to shareholders' equity in the accompanying consolidated Balance Sheets. In connection with Mr. Stauber's resignation, his notes aggregating $153,950 are secured by the Company's stock owned by him and made payable through July 1, 2001.

On January 30, 1998, the Company sold 100% of the capital stock of Kover to MPK Holdings, Ltd., an Ohio limited liability company ("MPK"). MPK is wholly owned by Phillip W. Kubec and Melissa Kubec, his wife. Mr. Kubec was the president and chief executive officer of Kover and a director of the Company.

On June 2, 1998, the Company loaned to Milton J. Wallace, Daniel Stauber,
Karen Bass Stauber (Daniel Stauber's wife) and Arthur G. Shapiro $63,750, $63,750, $10,200 and $38,250, respectively in connection with exercise of options to purchase 31,250, 31,250, 5,000 and 18,750 shares of common stock expiring on such date. The loans represented 85% of the exercise price of the options. The principal balances of such loans accrue interest at the prime rate (currently 8.25%), adjusted annually. Principal, plus accrued interest is payable semi annually on January 1 and July 1 of each year amortized over a five year period;

13. COMMITMENTS AND CONTINGENCIES

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

The Company must make improvements at the SDSSC incinerator during 1999-2000 of approximately $6 million to meet new emission standard requirements which will take effect in the year 2000. All other competitors will have to meet the same standards. Several alternatives are currently being considered to finance these costs. There is no guarantee that this financing will be available to the Company and if the improvements are not made it is unlike that the facility will be allowed to operate by State and/or Federal regulatory bodies. In addition, the Company plans to incur another $1 million in company-wide improvements.

At December 31, 1998, the Company was committed to purchase incineration services under a take-or-pay contract, with fixed, minimum or escalating price provisions. The contract was renegotiated in April of 1999 and, such commitments are estimated to be $1,244,000, $882,000, $900,000, $918,000 and $936,000 for
years ending December 31, 1999 through 2004, and $2,311,000 thereafter.

In January 1999 the former stockholders of Med-Waste, Inc., an Alabama corporation, filed a lawsuit against the Company. The lawsuit alleges fraud, misrepresentations, breach of contract and failure to pay on a promissory note given as part of the purchase price. In June 1999, the Company terminated the employment of the former stockholders for "cause". The Company intends to vigorously defend the lawsuit and believes it has meritorious defenses to the claims. In addition, the Company expects to file a counterclaim for breach of contract, fraud and misrepresentation in connection with the purchase of the corporation. Plaintiff's counsel recently withdrew from the case and new counsel was engaged. In view of these circumstances and the early stage of discovery, the Company and counsel are unable to predict the outcome of this case at this time.

On April 9, 1999, W. Fred Bonham filed a complaint against the Company. On January 7, 1999, the Company terminated Mr. Bonham's employment for "cause". Mr. Bonham alleges in this complaint that the Company violated his Employment Agreement by failing to pay Bonham certain compensation after his discharge from the Company. In his complaint, Bonham seeks compensatory damages, pre-judgment interest, costs and reasonable attorney's fees. Specifically, Bonham seeks his base salary ($175,000) due for the remaining term of his Employment Agreement,as well as various stock options. This case is in the early stages of discovery. Accordingly, the Company and counsel are unable to predict the outcome of this case at this time.

On June 16, 1999, a complaint was filed against the Company, and certain former officers and directors. The Plaintiff seeks to certify a class action against the Defendants for the purported securities violations. Specifically, the complaint seeks relief for violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10(b)-5, promulgated thereunder, as well a purported violations violation of Section 20(a) of the Exchange Act. The complaint alleges that the Defendants purportedly issued false and misleading statements as to the Company's results of operations and that, specifically, earnings and earnings per share of the Company for each of the quarterly reports issued for the first, second and third quarters of the 1998 fiscal year were fraudulently misstated. Plaintiff seeks to recover damages on behalf of himself and the putative class he represents purportedly sustained as a result of the violations of the securities law alleged in the Complaint. Plaintiff also seeks to recover attorney's fees and costs incurred in the litigation. No discovery has commenced and the size of the plaintiff class is not yet determined. Accordingly, the Company and counsel are unable to predict the outcome of this case.

The Company is or may become involved in various lawsuits, claims and proceedings in the normal course of business, including those pertaining to product liability, environmental, safety and health, and employment matters. The Company records liabilities when loss amounts are determined to be probable and reasonably estimatable. Insurance recoveries are recorded only when claims for recovery are settled. Although generally the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims, other than those previously disclosed, will not have a material adverse effect on the Company's financial position, liquidity, or future results of operations.

14. SHAREHOLDERS' EQUITY

On November 7, 1997 the Company sold 551,725 shares of common stock, and 20,064 warrants pursuant to Regulation S as promulgated pursuant to the Securities Act of 1933, as amended, and 1,103,447 shares Common Stock pursuant to Regulation D raising net proceeds of approximately $5.4 million.

In 1997, the Company completed a private placement of 42,929 shares of 9%, (subject to increases as defined) Redeemable Convertible Series A Preferred Stock (the "Series A Preferred Stock") raising net proceeds of approximately $3.9 million. In February 1998 14,100 shares of Series A Preferred were exchanged for 388,935 shares of Common Stock and 14,117 Warrants. Each share of Series A Preferred Stock is presently convertible at any time at the option of the holders at the current conversion of $4.25 assuming the value of each share of Series A Preferred Stock of $100. Each holder is entitled to receive $100 per share in the event of liquidation and may be redeemed at the option of the Company for a price of $1.00. The Company can force conversion of the Series A under certain circumstances as defined. The dividend provision is cumulative.

A reconciliation of the numerator and denominator of (loss) earnings per share follows:

For the years ended                                          1998                                    1997
                                          ----------------------------------------   -------------------------------------
                                              Income        Shares       Per-Share     Income        Shares      Per-Share
                                           (Numerator)   (Denominator)    Amount     (Numerator)  (Denominator)   Amount
                                          -------------  -------------   ---------   -----------  -------------  ---------
Income (loss) before discontinued
operations                                $(9,389,454)                               $ 1,417,724
Less: Preferred stock dividends               274,382                                     96,680
                                          -----------------------------------------------------------------------------
Basic EPS
(Loss) income available to common         $(9,663,536)     5,764,566     $ (1.68)    $ 1,321,044    2,559,905     $0.52
shareholders
effect of Dilutive Securities
      Warrants                                                                                         53,634
      Options                                                                                         499,482
      Reduction of interest                                                              163,704      809,827
                                          -----------------------------------------------------------------------------
Diluted EPS
Income (loss) available to common
shareholders                              $(9,663,536)     5,764,566     $ (1.68)    $ 1,484,748    3,922,848     $0.38
                                          -----------------------------------------------------------------------------


Options to purchase 2,468,000 shares of Common Stock from $2.13 to $8.50 and stock warrants to purchase 658,494 shares from $2.38 to $8.00 were not included in diluted EPS, as their effect would be anti-dilutive. The options and warrants, which expire from 1999 to 2003, were still outstanding at the end of year 1998. Stock options to purchase 231,250 shares of Common Stock from $3.38 to $6.00 per share and warrants of 287,284 shares of common stock from $4.25 to $8.70 per share were outstanding during 1997, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares in 1997. The warrants, which expire from 1999 to 2003, were still outstanding as of the end of year 1998. 530,000 additional shares relating to guaranteed purchase price contingencies in connection with 1998 acquisitions were not included in diluted earnings per share as their effect would be anti-dilutive.


15. SALES OF AUTOCLAVES

The Company leases equipment to customers under sales-type leases as defined in Statement of Financial Accounting Standards No. 13, "Accounting for Leases." During 1998, leases of approximately $407,000 were sold to third parties with recourse; no such sales occurred in 1997. The Company has estimated that no obligation under the recourse provision exists based on the excellent credit rating of the autoclave customers. The current portion of the net investment in sales-type leases is included in accounts receivable in 1997. The components of the net investment in sales-type leases aggregated $527,000 in 1997. These notes from autoclave sales in 1997 were non-interest bearing and discounted to a leasing company.

16. GAIN FROM INSURANCE SETTLEMENT

On June 1, 1997, a fire occurred at the Company's incineration facility in Hampton, South Carolina. Damaged occurred in various parts of the facility, causing the facility to shut down operations. During the shut down period, the Company continued to accept medical waste, repackage such waste and route the waste to other facilities for disposal, including the autoclave facility in Marcus Hook, Pennsylvania. The plant reopened on June 30, 1997. Repairs on the facility were completed and the facility became operational in August 1997. In August 1997, the Company reached a settlement with one of its insurance companies for approximately $3.3 million. After deducting $1.9 million in rebuilding and incremental costs related to the fire, the Company recorded a $1.4 million gain on fire for the year ended December 31, 1997.

17. SUBSEQUENT EVENTS

Subsequent to December 31, 1998 the Company discovered that the financial information released in their 1998 10-QSB reports filed with the Securities and Exchange Commission (SEC) misstated actual results of operations. At that time the Company's bank credit facility was placed on hold. Since that time the Company has operated with no readily available operating credit facility. The Banks have not demanded payment on the existing loan balance, as they are allowed to do under the terms of the agreement, due to the existing violations of financial covenants. It is not determinable at this time if the Banks will demand payment or if the loan agreement will be revised. In December 1998 and/or subsequent to December 31, 1998 the Company's top management was terminated and/or resigned and an investigation of the financial reporting and control systems were conducted by an independent counsel. The Company also voluntarily withdrew from listing its securities in the NASDAQ Small Cap Market Stock Exchange (NASDAQ) because of the delays in complying with the filing requirements of the SEC and because it no longer met certain continued listing criteria of NASDAQ.

By letter dated July 19, 1999, the Securities and Exchange Commission ("SEC") advised the Company that it is conducting an informal inquiry into the accounting procedures utilized by the Company. The SEC has requested that the Company voluntarily provide certain records and other information by August 19, 1999. The Company intends to comply fully with such request and cooperate with the SEC in its inquiry.

In the six months ended June 30, 1999, options to purchase an aggregate of 1,298,500 shares of Common Stock expired or were cancelled. As of June 30, 1999, options to purchase 104,050 and 435,000 shares were outstanding under the 1993 and 1996 plans, respectively.

18. GOING CONCERN

The Company's consolidated financials are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 1997 and 1998, the Company purchased several companies in the medical waste business in contemplation of integrating the acquisitions into the Company's core business. Unfortunately, the Company was unable to successfully integrate and achieve profitability from these acquisitions. In addition, internal growth was limited due to the Company's inability to formulate an effective marketing plan, integrate its acquisitions and manage the Company's growth. In early 1999, new management replaced prior management, and the Company began its plan to aggressively control costs, control expansion efforts and focus on the Company's core business. The Company is currently seeking additional working capital for operations and capital of approximately $6 million for required improvements components to the SDSSC incinerator during 1999 to 2000 to meet new emission standards. In addition, the Company is seeking another $1 million for other company-wide improvements.

The Company is also in discussion with several lenders for additional funds, as well as obtaining a waiver to cure its financial covenant violations. Discussions are also being held with private investors to raise equity capital. The Company believes the additional loan and equity proceeds, if obtained, will be adequate to fund its on-going operations.

The Company's continued existence is dependent upon its ability to resolve its liquidity problems principally by implementing cost reduction strategies and obtaining positive results from increased marketing efforts.

The financial statements do not include any adjustments to reflect the possible future effective on the recoverability and classification of assets for the amount of classification of liabilities that may result from the possible inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve its recovery plan as described above.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


EXECUTIVE OFFICERS AND DIRECTORS

           The following table sets forth certain information with respect to the executive officers and directors of the Company as of June 30, 1999


                NAME                       AGE                                POSITION
------------------------------------     ------   ------------------------------------------------
Milton J. Wallace(1) (4)............       63     Chairman of the Board
Carlos Campos.......................       42     Director/President/Chief Executive Officer
George Mas..........................       48     Vice President/Chief Financial Officer
Ross Johnston.......................       44     Vice President - Legal Affairs
William F. Bonham...................       55     Director
William D. Dolan ...................       73     Director
Douglas Hailey(4)...................       37     Director
Kendrick Meek (2)...................       33     Director
Michael Recca(1) (2)................       48     Director
Arthur G. Shapiro, M.D.(1) (3) (4)..       60     Director
Charles J. Simons(1) (2) (3)........       81     Director


-------------------------

(1) Member of Executive Committee.

(2) Member of the Compensation and Stock Option Committee.

(3) Member of the Audit Committee.

(4) Member of the Nominating Committee.

           MILTON J. WALLACE Mr. Wallace has been Chairman of the Board of the Company since June 1993 and a Director since 1991. Mr. Wallace has been a practicing attorney in Miami, Florida for over 30 years and is currently a shareholder of the law firm of Wallace, Bauman, Legon, Fodiman & Shannon, P.A. He was chairman of the board of directors of Home Intensive Care, Inc., a provider of dialysis and home infusion therapy services from December 1989 until July 1993, when it was sold to W.R. Grace & Co. Mr. Wallace is the Chairman of the Board of Renex Corp., a dialysis provider and a director of Imperial Industries, Inc. a construction materials manufacturer. He is a director of several private companies and is chairman of the Dade County, Florida Housing Finance Authority.

CARLOS CAMPOS Mr. Campos was hired as Chief Operating Officer of the Company as of January 11, 1999. He was named Acting Chief Executive Officer (CEO) on
March 17, 1999 and formally named President President and CEO on June 10, 1999. He also was appointed to the Board of Directors in July of 1999. Prior thereto, Mr. Campos was the founder, President and CEO of MedX, Inc. the largest medical waste company in Florida in the 1980's and early `90's before it was acquired by BFI.

         GEORGE MAS Mr. Mas has been Vice President and Chief Financial Officer of the Company since January 1999. Prior thereto, he was Director of Finance for Althin Medical Inc. where he was employed from 1992 to 1998. From 1981 to 1990 he was Vice President of Burnham Products, Inc. in Wichita, Kansas. Prior to that time he was Director of Internal Audit for Hesston Corporation and an Audit Manager with the accounting firm of Deloitte, Haskins and Sells.

         ROSS JOHNSTON. Mr. Johnston has been Vice President-Legal Affairs of the Company since January 1999. Prior thereto, from 1994 to 1998 he was Director of Public Affairs for Browning Feris Industries-Dade County Florida. From 1989 to 1994 he was Vice President of Legal Affairs for MedX, Inc.

         WILLIAM F. BONHAM Mr. Bonham has been a director of the Company since November 1997. From June 1998 until January 1999, he served as the Company's Vice President/Chief Operating Officer. From June 1997 until June 1998, he served as the Company's Vice President of Operations. From October 1995 until June 1997, Mr. Bonham was the president of Bonham Management Group, Inc. which managed a medical waste autoclave facility. The Company acquired certain of the assets of Bonham Management Group, Inc. in November 1997. Prior thereto, from 1990 to 1995 Mr. Bonham was a vice president of Bio-Medical Waste, Inc., a medical waste hauling and treatment company.

         WILLIAM DOLAN, D.D.S. Dr. Dolan has been a Director of the Company since 1993. Dr. Dolan is a retired dentist and previously maintained a private practice of dentistry for over 30 years until his retirement in 1995. He is a director of the Dade County, Florida Housing Finance Authority.

         DOUGLAS HAILEY. Mr. Hailey has been a director of the Company since December 1998. Mr. Hailey has been vice President of the Investment Banking division of Taglich Brothers, D'Amadeo, Wagner and Company, Inc., a New York-based full service brokerage firm specializing in the microcap segment of the public equities markets since 1994. Prior to joining Taglich Brothers, Mr. Hailey spent five years with Weatherly Financial Group, a small private equity firm that specialized in sponsoring leveraged buyouts. Mr. Hailey holds an MBA in Finance from the University of Texas.

         KENDRICK MEEK Mr. Meek has been a development representative for the Wackenhut Corporation, a provider of security services. Prior thereto, from March 1994 through November 1994, he was President of F&L Security Services, Inc., a security consulting firm. From March 1989 until March 1994, he was employed by the Florida Highway Patrol, the last three years of which he served as a captain. Mr. Meek is a State Senator in the Florida State Legislature.

         MICHAEL RECCA. Mr. Recca has been a director of the Company since December 1998. Mr. Recca has been President of Recca & Company, Inc., a financial consulting firm. He has also served as Chairman of the Board of Harvey Electronics, Inc., an electronics retailer. He was first a consultant then an employee of Taglich Brothers, D'Amedeo, Wagner & Company, Inc. ("Taglich brothers"). Taglich Brothers acted as placement agent for private placements for the

Company in January and October 1997, and November 1998. In connection with the Private Placement in October 1997, Taglich Brothers had the right to appoint a representative to the Company's Board of Directors. Mr. Recca serves as Taglich Brothers' representative. Mr. Recca is a director of Industrial Fire and Safety, Inc. a provider of fire suppression services.

           ARTHUR G. SHAPIRO, M.D., F.A.C.O.G. Dr. Shapiro has held an appointment to the University of Miami School of Medicine as a professor of clinical obstetrics and gynecology in the division of reproductive endocrinology since January 1995. From 1985 until 1995, he was engaged in the private practice of medicine. From 1970 until 1983, he was employed by the University of Miami School of Medicine most recently as a professor. He is a graduate of Harvard Medical School and is board certified in obstetrics and gynecology, endocrinology and laser surgery. He is a Fellow in the American College of Obstetrics and Gynecology and has been elected to become a Fellow by the American College of Endocrinology. Dr. Shapiro was the Corporate Medical Director of Home Intensive Care, Inc. and served on its board of directors from 1985 until July 1993. He serves as vice-chairman of Renex Corp.

           CHARLES J. SIMONS Mr. Simons has been a director of the Company since December 1998. Mr. Simons is the Chairman of the Board of G.W. Plastics, Inc., a plastics manufacturer, and is an independent management and financial consultant. From 1940 to 1981, he was employed by Eastern Airlines, last serving as Vice Chairman, Executive Vice President and as a Director of Renex Corp. and Viragen, Inc., a pharmaceutical manufacturer and a number of private companies.

BOARD OF DIRECTORS

           The Company's Board of Directors is divided into three classes. The members of each class serve for staggered three year terms, including three Class I directors (William Dolan, D.D.S., Charles J. Simons and Douglas Hailey), three Class II directors (Kendrick Meek, William F. Bonham, Michael Recca) and three Class III Directors (Milton J. Wallace, Carlos Campos and Arthur G. Shapiro). Class I, II and III director terms expire upon the election of directors at the annual meeting of shareholders to be held in 2001, 1999 and 2000, respectively. Directors hold office until the expiration of their respective terms and until their successors are elected, or until death, resignation or removal. Each officer serves at the discretion of the Board of Directors, subject to certain contractual rights described below.

COMMITTEES OF THE BOARD

           The Board has established a number of standing committees to assist it in the discharge of its responsibilities. The principal responsibilities of each standing committee are described below. Actions taken by any committee of the Board are reported to the Board of Directors, usually at the next Board meeting. The Board has standing Executive, Audit, Compensation and Stock Option and Nominating Committees.

           EXECUTIVE COMMITTEE: The Executive Committee is composed of Messrs. Wallace, Hailey and Simons and Dr. Shapiro. When the Board of Directors is not in session, the Executive Committee possesses all of the powers of the Board, other than certain powers reserved by Delaware law to the Board. Although the Executive Committee has broad powers, in practice it only takes formal action in a specific matter when it would be impractical to call a meeting of the Board.

         COMPENSATION AND STOCK OPTION COMMITTEE: The Compensation and Stock Option Committee, composed of Messrs. Meek, Recca and Simons. The Compensation and Stock Option Committee reviews the Company's general compensation policies and procedures; establishes salaries and benefit programs for the Chief Executive Officer and other executive officers of the Company and its subsidiaries; reviews, approves and establishes performance targets and awards under incentive compensation plans for its executive officers; and reviews and approves employment agreements. The Compensation and Stock Option Committee also administers the Company's 1993 and 1996 Employee Stock Option Plans. The Compensation and Stock Option Committee has the authority to determine, among other things, to whom to grant options, the amount of options, the terms of options and the exercise prices thereof. Prior to January 1999, the Company maintained separate Compensation and Stock Option Committees

         AUDIT COMMITTEE: The Audit Committee is presently composed of Mr. Simons, as Chairman and Dr. Shapiro. The principal duties of the Audit Committee are to recommend the appointment of independent auditors; meet with the Company's independent auditors to review the arrangements for, and scope of, the audit by the independent auditors and the fees related to such work; review the independence of the independent auditors; consider the adequacy of the system of internal accounting controls; review and monitor the Company's policies regarding conflicts of interest; and discuss with management and the independent accountants the Company's annual financial statements.

         NOMINATING COMMITTEE: The Nominating Committee is presently composed of Messrs. Hailey and Wallace and Dr. Shapiro. The Nominating Committee recommends to the Board director nominees for election by stockholders. It also reviews the qualification of, and recommends to the Board, candidates to fill Board vacancies as they may occur during the year. The Committee considers suggestions from stockholders and other sources regarding possible candidates for director. Such suggestions, together with appropriate biographical information, should be submitted to the Secretary of the Corporation.

DIRECTORS' COMPENSATION:

         Directors who are employees of the Company or its subsidiaries do not receive any compensation for their service as members of the Board of Directors. Directors who are not employees of the Company receive an annual retainer of $2,500, payable quarterly and are reimbursed for expenses which may be incurred by them in connection with the business and affairs of the Company. In addition, non-employee directors receive options granted under the Directors' Stock Option Plan ("Directors' Plan") based upon specific criteria set forth in the Directors' Plan. See "Compensation - Directors Stock Option Plan".

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE The following table summarizes the compensation earned by, and paid to, the Company's President and Chief Executive Officer ("CEO") and for each other executive officer who received compensation in excess of $100,000 for any year in the three (3) year period ended December 31, 1998 (the "Named Executive Officers").

                                                          ANNUAL COMPENSATION(1)
                                                         ------------------------
                                                                                         OTHER            LONG-TERM
                                                                                        ANNUAL           COMPENSATION
      NAME AND PRINCIPAL POSITION           YEAR          SALARY        BONUS        COMPENSATION     UNDERLYING OPTIONS
      ---------------------------           ----          ------        -----        ------------     ------------------

Milton J. Wallace...................        1998        $ 88,220      $ 65,000         $17,908               400,000
  Chairman of the Board                     1997          84,000        46,400                               100,000
                                            1996          80,000        26,400                               100,000

Daniel A. Stauber(2)................        1998        $192,500      $123,000         $18,000               400,000
  Former President/Chief Executive          1997         183,000        72,890                               100,000
     Officer                                1996         163,000        72,890                               100,000


Michael D. Elkin(3).................        1998        $125,000      $ 50,000         $ 7,200                35,000
  Former Vice President                     1997         116,874        10,000                                10,000
     Chief Financial Officer                1996         107,100         5,300                                25,000



William F. Bonham(4)................        1998        $175,000            --                                30,000
  Former Vice President                     1997         100,961            --                               100,000
     Chief  Operating Officer               1996              --            --                                    --






(1) The Company provides its executive officers with certain non-cash group life and health benefits, generally available to all salaried employees and are not included in this table pursuant to applicable Securities and Exchange Commission rules. Except as indicated above, no executive officers listed above received aggregate personal benefits or prerequisites that exceeded the lesser of $50,000 or 10% of such individual's total annual salary and bonus in any year above.

(2) Mr. Stauber resigned as President/Chief Executive Officer and as a Director, as of June 10, 1999

(3) Mr. Elkin resigned as Vice president/chief financial Officer effective December 31, 1998

(4) Mr. Bonham was employed by the Company commencing June 1, 1997. Mr. Bonham's employment was terminated effective January 7, 1999.

         OPTIONS GRANTED IN LAST FISCAL YEAR The following table sets forth information concerning grants of stock options to the CEO and each other Named Executive Officer named on the Summary Compensation Table above, for the year ended December 31, 1998:

                                                                     INDIVIDUAL GRANTS
                                   ----------------------------------------------------------------------------------------
                                   NUMBER OF SECURITIES               % OF TOTAL                EXERCISE
                                    UNDERLYING OPTIONS             OPTIONS GRANTED TO           PRICE PER        EXPIRATION
NAME                                   GRANTED(1)              EMPLOYEES IN FISCAL YEAR(3)     SHARE(2)(3)          DATE
-----------------                  --------------------        ---------------------------     -----------       ----------
Milton J. Wallace                         100,000                        11.17%                  $ 4.88            2/2003
                                          300,000(4)                     33.52                     5.88            4/2003

Daniel A. Stauber                         100,000(5)                     11.17                     4.88           2//2003
                                          300,000(5)                     33.52                     5.88            4/2003

Michael D. Elkin                           35,000(5)                      3.91                     5.88            4/2003

William F. Bonham                          30,000(5)                      3.35                     5.88            4/2003



(1) All the above options were granted pursuant to the Company's 1993 or 1996 Employee Stock Option Plans ("1993 Plan" or "1996 Plan", respectively). Subject to the terms and conditions of the 1993 and 1996 Plans, the Stock Option Committee has the authority and discretion, among other things as to whom to grant options, the number of options, the terms of options, including vesting requirements and the exercise prices of options may modify, extend or renew outstanding options granted under the Employee Plan. Each option entitles the holder to purchase one share of common stock. Each option granted above vested twenty-five (25%) percent six (6) months following the date of grant; twenty-five percent (25%) on the first anniversary of the grant date; and twenty-five percent (25%) on each anniversary thereafter. In October 1995, the Company's Stock Option Committee approved the acceleration of vesting requirements of substantially all options previously granted under the 1993 Plan, became immediately exercisable by the holders thereof.

(2) The option exercise price may be paid, subject to the requirements of Rule 16b-3 promulgated by the Securities and Exchange Commission, by delivery of shares already owned by such optionee.

(3)  Total options granted in 1998 was for 895,000 shares of Common Stock.

(4) Such options were cancelled by agreement between the Company and Mr. Wallace in June 1999.

(5) Such options were terminated effective with the termination of their respective employment.


     AGGREGATED OPTION EXERCISES IN FISCAL 1998 AND FISCAL YEAR END OPTION VALUES. The following table sets forth certain aggregated option information for the CEO and each named Executive Officer named in the Summary Compensation Table for the year ended December 31, 1998:

                                                                                                     VALUE OF UNEXERCISED
                              SHARES                       NUMBER OF SECURITIES UNDERLYING          IN-THE-MONEY OPTIONS AT
                           ACQUIRED ON       VALUE             UNEXERCISED OPTIONS                   DECEMBER 31, 1998(2)
                             EXERCISE      REALIZED(1)    ---------------------------------     --------------------------------
NAME                                                        EXERCISABLE       UNEXERCISABLE     EXERCISABLE        UNEXERCISABLE
--------------------       -----------     -----------    -------------       -------------     -----------        -------------
Milton J. Wallace             31,250         $34,375          416,000            400,000         $357,750             $68,750

Daniel A. Stauber             31,250         $34,375          416,000            400,000         $357,750             $68,750

Michael D. Elkin(3)               --              --               --                 --               --                  --

William F. Bonham                 --              --           57,500             72,500              -0-                 -0-



(1) Value realized represents the positive difference between the exercise price of the options and the market price of the common stock on December 31, 1998 of $3.50.

(2) The value of unexercised options represents the positive difference between the exercise price of the options and the market price of the common stock at December 31, 1998 of $3.50.

(3) Mr. Elkin's employment, and all options previously issued to Mr. Elkin, were terminated as of December 31, 1998.


EMPLOYMENT AGREEMENTS

Milton J. Wallace serves as Chairman of the Board pursuant to an employment agreement expiring December 31, 2001. Mr. Wallace's base salary was $84,000 in 1998. Base Salary is increased in each year by the greater of (a) five percent (5%) or (b) the cost of living index for the prior year. Mr. Wallace also receives a car allowance and certain other non-cash benefits, such as health, life and disability insurance. Mr. Wallace is eligible to participate in such incentive bonus plans adopted from time to time by the Company's Board of Directors. The Agreement provides that in the event of a change of control of the Company, Mr. Wallace is entitled to terminate his employment agreement and receive as compensation three (3) times the sum of (a) his base salary and (b) any bonus received in the twelve (12) months prior to such change of control. The employment agreement contains a two year non-competition agreement.

Carlos Campos serves as the Company's President /Chief Executive Officer pursuant to a five year employment agreement expiring December 31, 2003. The Employment Agreement provides for a base salary of $186,000. Base Salary is increased in each year by greater of (i) $10,000, or (ii) the percentage increase, if any, of the consumer price index. Mr. Campos receives a car allowance and certain other non-cash benefits such as health, life and disability benefits. Mr. Campos is eligible to participate in such incentive bonus plans adopted from time to time by the Company's Board of Directors. The Employment Agreement contains an eighteen (18) month non-competition agreement.

George Mas serves as the Company's Vice President/Chief Financial Officer pursuant to a one year employment agreement which automatically renews on January 1 of each year if notice of termination is not given by either party at least thirty (30) days prior to January 1 of each year. The Employment Agreement provides for a base salary of $115,000 increased by the greater of (a) 5%; or
(b) the cost of living index for the prior year plus a guaranteed bonus of $10,000 for 1999. Mr. Mas receives a car allowance and certain other non-cash benefits such as health, life and disability benefits. Mr. Mas is eligible to participate in such incentive bonus plans adopted from time to time by the Company's Board of Directors. The Employment Agreement contains a one (1) year non-competition agreement.

The Company previously had employment agreements with Daniel A. Stauber and W. Fred Bonham as President/Chief Executive Officer and Vice President/Chief Operating Officer, respectively. Mr. Stauber resigned as President/CEO effective June 10, 1999 and the Employment Agreement was terminated as of that date with no additional compensation payable to Mr. Stauber. Mr. Bonham's employment was terminated for "cause" on January 7, 1999. See "Legal Proceedings" above.

STOCK OPTION PLANS

EMPLOYEE PLANS

The Company has a 1993 Employee Stock Option Plan ("1993 Plan") and a 1996 Employee Stock Option Plan ("1996 Plan") which provide for the grant of options to purchase up to 750,000 and 1,400,000 shares of Common Stock to officers and other employees, respectively. The 1993 and 1996 Plans are designed as an incentive program to cause employees to increase their interest in the Company's performance and to aid in attracting and retaining qualified personnel. The 1993 and 1996 Plans are administered by the Compensation and Stock Option Committee. During fiscal 1998, options to purchase an aggregate of 835,000 shares of Common Stock were granted at exercise prices ranging from $4.88 to $5.88 under the 1993 and 1996 Plans. As of December 31, 1998, options to purchase an aggregate 1,702,550 shares of Common Stock were outstanding under the 1993 and 1996 Plans at exercise prices ranging from $2.13 to $5.88. During the six months ended June 30, 1999, Options to purchase an aggregate of 1,298,000 shares of common stock expired or were cancelled. As of June 30, 1999 options to purchase 104,050 and 435,000 shares were outstanding under the 1993 and 1996 Plans respectively. Options granted under each Plan have a term of five (5) years from the date of their respective grants. Options are not exercisable under any circumstances for six (6) months after grant. Options are subject to three (3) year vesting schedules from the date of grants.

All options granted under the 1993 and 1996 Plans become fully vested and immediately exercisable upon the occurrence of a "Change of Control." The Employee Plan defines Change of Control to mean the occurrence of any of the following: (i) the acquisition (other than from the Company directly) by any "person" group or entity within the meaning of Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) of beneficial ownership of twenty-five (25%) percent or more of the outstanding common stock of the Company; (ii) if the individuals who served on the Board as of June 1993, no longer constitute a majority of the members of the Board of Directors; provided, however, any person who becomes a director subsequent to June 1993, who was elected to fill a vacancy by a majority of the directors then serving on the Board of directors shall be considered a member prior to June 1993; (iii) the stockholders of the Company approve a merger reorganization or consolidation of the Company whereby the stockholders of the Company immediately prior to such approval do not, immediately after consummation of such reorganization, merger or consolidation, own more than 50% of the voting stock of the surviving entity; or (iv) a liquidation or dissolution of the Company, or the sale of all or substantially all of the Company's assets.

DIRECTORS PLAN

The Company's Directors Stock Option Plan (the "Directors' Plan") presently provides for the grant of options of up to 500,000 shares of Common Stock. All non-employee directors are eligible to receive grants of option ("Eligible Directors"). Each Eligible Director receives automatic, non-discretionary annual grants of options based upon specific criteria set forth in the Directors' Plan. Each year, each Eligible Director receives options to purchase 3,000 shares of common stock for service on the Board, options to purchase 3,000 shares for service on each permanent committee (other than the Executive Committee) and options to purchase 3,000 shares for services as a Committee Chairman (other than the Executive Committee). Eligible Directors who serve on the Executive Committee receive options to purchase 6,000 shares, with additional options to purchase 6,000 shares for the Chairman of the Executive Committee.

The exercise price of each option granted under the Directors' Plan is equal to the fair market value of the Common Stock on the date of grant. All options granted are for a period of five (5) years and are exercisable commencing six
(6) months after the grant date. During 1998, options to purchase 93,000 shares of Common Stock were granted to Eligible Directors at exercise prices ranging from $3.50 of $6.06 per share. As of December 31, 1998, options to purchase 437,500 shares of Common Stock were outstanding under the Directors' Plan, at exercise prices ranging from $2.13 to $6.06. As of December 31, 1998, there were no shares of Common Stock available for grants of options under the Directors Plan.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of July 1, 1999 with respect to the beneficial ownership of the Company's Common Stock by (i) each director of the Company, (iii) each Named Executive Officer; (ii) all directors and executive officers as a group, and (iii) each person known by the Company to be the beneficial owner of more than five percent (5%) of Common Stock of the Company.



                                                                                             PERCENT OF
                                                                                               SHARES
                                                              NUMBER OF SHARES              BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                      BENEFICIALLY OWNED               OWNED(2)
-----------------------------------------------------        --------------------           --------------
William F. Bonham....................................                 250,000(3)                 3.71%

William W. Dolan.....................................                  55,875(4)                    *

Douglas Hailey.......................................                  52,293(5)                    *

Kendrick Meek........................................                  12,250(6)                    *

Michael Recca........................................                  64,586(7)                    *

Arthur G. Shapiro, M.D...............................                 335,754(8)                 4.98

Charles Simons.......................................                  23,000(9)                    *

Daniel A. Stauber....................................                 149,420(10)                2.22

Milton J. Wallace....................................                 569,382                    8.45

Lancer Offshore, Inc.................................                 566,666                    8.41
  Kaya Flamboyan 9
  Wilmstad, Curacao
  Netherland Antilles

Peter Salas..........................................                 690,590(12)               10.25
  129 East 17th Street
  New York, NY 10003

Dolphin Offshore Partners, L.P.......................                 690,590(12)               10.25
  129 East 17th Street
  New York, NY 10003

Craig Sanford........................................                 600,000(13)                8.91
  1307 S. Pennsylvania Avenue
  Morrisville, PA 19067

Mark E. Brady........................................                 645,727(14)                9.59
  c/o Eubel, Brady & Suttman Management, Inc.
  7777 Washington Drive
  Dayton, OH 45459

Ronald L. Eubel......................................                 645,727(14)                9.59
  c/o Eubel, Brady & Suttman Management, Inc.
  7777 Washington Drive
  Dayton, OH 45459

Robert J. Suttman, II................................                 645,727(14)                9.59
  c/o Eubel, Brady & Suttman Management, Inc.
  7777 Washington Drive
  Dayton, OH 45459

Bernie Holtgreive....................................                 529,989(14)                7.87
  c/o Eubel, Brady & Suttman Management, Inc.
  7777 Washington Drive
  Dayton, OH 45459

Eubel, Brady & Suttman Management, Inc...............                 529,989(14)                7.87
  7777 Washington Drive
  Dayton, OH 45459

All officers and directors as a group (9 persons)....               1,437,392(15)               21.34


*    Less than one percent.

(1) Except as set forth herein, all Common Stock is directly owned and the sole investment and voting power are held by the person named. Unless otherwise stated the address of each individual named above is c/o the Company, 6175 N.W. 153rd Street, Suite 324, Miami Lakes, Florida 33014.

(2) Based upon 6,733,980 shares of Common Stock outstanding and such shares of Common Stock such individual has the right to acquire within 60 days.

(3)  Includes 50,000 shares of Common Stock issuable upon exercise of options.

(4)  Includes 37,000 shares of Common Stock issuable upon exercise of options.

(5) Includes (i) 6,000 shares of Common Stock issuable upon exercise of options and (ii) 46,293 shares of Common Stock issuable upon the exercise of warrants.

(6)  Includes 12,250 shares of Common Stock issuable upon exercise of options.

(7) Includes (i) 12,000 shares as Common Stock issuable upon exercise of options and (ii) 52,586 shares of Common Stock issuable upon the exercise of warrants.

(8) Except as set forth herein, all shares of Common Stock are owned jointly by Dr. Shapiro and his wife. Includes (i) 13,375 shares of Common Stock owned by a corporation of which Dr. Shapiro is a director and shareholder and
     (ii) 178,500 shares of Common Stock issuable upon exercise of options.

(9)  Includes 18,000 shares of Common Stock issuable upon exercise of options.

(10) Includes 5,834 shares owned by his wife.

(11) Except as set forth herein, all shares of Common Stock are owned jointly by Mr. Wallace and his wife. Includes (i) 13,375 shares of Common Stock beneficially owned by a corporation of which Mr. Wallace is president, director and a controlling shareholder (ii) 2,500 shares owned by his wife as custodian for a minor child; (iii) 400,000 shares of Common Stock issuable upon exercise of options; (iv) 5,882 shares of Common Stock issuable upon conversion of Series A Preferred Stock; (v) 11,664 shares owned by his Individual Retirement Account; and (vi) 1,000 shares owned by his spouse's Individual Retirement Account.

(12) the shares indicated above are owned by Dolphin Offshore Partners, LP. Peter Salas is the General Partner of Dolphin. Includes 20,063 shares of Common Stock issuable upon the exercise of warrants.

(13) Includes 100,000 shares of Common Stock issuable upon the exercise of warrants.

(14) The address of each individual named above is c/o Eubel, Brady & Suttman Management, Inc., 7777 Washington Drive, Dayton, OH 45459. Messrs. Brady, Eubel, Holtgreive and Suttman are investment advisors and have discretionary control over the shares listed above, although the shares are owned by other individuals and entities. Includes shares of common Stock issuable upon conversion of Series A Preferred Stock and exercise of warrants.

(15) Includes (i) 713,750 shares of Common Stock issuable upon exercise of options; and (ii) 98,879 shares of Common Stock issuable upon the exercise of warrants.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Milton J. Wallace, the Company's Chairman of the Board, is a shareholder of the law firm of Wallace, Bauman, Legon, Fodiman & Shannon, P.A. Such law firm acts as general counsel to the Company and received legal fees of $214,225 and $171,298 in 1998 and 1997 respectively.

     On November 10, 1997, the Company purchased substantially all of the assets and business of Bonham Management Group, Inc. William F. Bonham, a director of the Company, was the sole shareholder of BMG. The Company paid to $850,000 in cash and 200,000 shares of Company common stock, $.001 par value. The Company received credits at closing amounting to $250,000 for necessary repairs and maintenance at the facility, as well as miscellaneous credits for advances made under a management agreement entered into as of June 1, 1997 and terminated at the Closing of the purchase.

     In February 1997, the Company completed a private placement of 10% Convertible Redeemable Debentures due July 1, 2000 ("the Debentures"), raising net proceeds of approximately $2.7 million. Taglich Brothers, D'Amedeo, Wagner & Company, Incorporated ("Taglich Bros.") served as the placement agent in connection with the offering and received a commission of $270,000. In addition, Taglich Bros. received warrants to purchase 102,558 shares of common stock which it distributed to its affiliates. Each warrant entitles the holder to purchase one share of common stock at $2.925 until February 2002. Douglas Hailey, a director of the Company is a Vice President of Taglich Bros. and received warrants to purchase 10,256 shares. Michael Recca, a director of the Company, was an employee of Taglich Bros. and received warrants to purchase 16,410 shares.

     During September 1997 and October 1997, the Company completed a private placement of the "Series A Preferred Stock" raising net proceeds of approximately $3.9 million. Taglich Bros. served as the placement agent in connection with the offering and received a commission of $386,721. In addition, Taglich Bros. received warrants to purchase 101,104 shares of common stock which it distributed to its affiliates. Each warrant entitles the holder to purchase one share of common stock at $4.25 per share until October 31, 2002. Douglas Hailey, a director of the Company is a Vice President of Taglich Bros. and received warrants to purchase 23,300 shares. Michael Recca, a director of the Company, was an employee of Taglich Bros. and received warrants to purchase 16,078 shares.

     In November 1997, the Company sold an aggregate of 1,600,002 shares in a private placement exempt from the registration requirement or the Securities Act of 1933 as amended, raising net proceeds of approximately $5.4 million. Taglich Bros. served as the placement agent in connection with the offering and received a commission of $379,000. In addition, Taglich Bros. nominees received warrants to purchase 31,582 shares of common stock at $4.50 per share until December 8, 2002 and 70,180 shares of common stock at $5.00 per share until November 6, 2002, all of which it distributed to its affiliates. Douglas Hailey, a director of the Company is a Vice President of Taglich Bros. and received warrants to purchase 7,754 and 15,239 shares, respectively. Michael Recca, a director of the Company, was an employee of Taglich Bros. and received warrants to purchase 4,859 and 15,239 shares, respectively.

     On January 30, 1998, the Company sold 100% of the common stock of a wholly owned subsidiary, the Kover Group, Inc. ("Kover") to MPK holding, LP ("MPK"), MPK is owned by Phillip W. Kubec. Mr. Kubec was the president and chief executive officer of Kover and a director of the Company. The Company received aggregate consideration for the sale of Kover of $2.7 million, payable $1.2 million in cash at closing and the balance of $1.5 million in promissory notes. The Company received two promissory notes, one for $960,000 from MPK (the "MPK Note") and one for $540,000 from Kover ("the Kover Note"). In July 1998, MPK prepaid the MPK Note and Kover Note plus accrued interest. The Company received $1,350,000 in cash and a new $150,000 promissory note from MPK ("the New Note"). Interest on the New Note is payable monthly at the rate of 8.25% per annum, with the principal balance due at the end of eleven years.

     On June 2, 1998, the Company loaned to Milton J. Wallace, Daniel Stauber, Karen Bass Stauber (Daniel Stauber's wife) and Arthur G. Shapiro $63,750, $63,750, $10,200 and $38,250, respectively in connection with exercise of options to purchase 31,250, 31,250, 5,000 and 18,750 shares of common stock expiring on such date. The loans represented 85% of the exercise price of the options. The principal balances of such loans accrue interest at the prime rate (currently 8.25%), adjusted annually. Principal, plus accrued interest is payable semi annually on January 1 and July 1 of each year amortized over a five year period;

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit Index

         2.1 Safety Disposal Systems of South Carolina, Inc. Acquisition of the assets of Chambers Medical Technologies of South Carolina, Inc. [Incorporated by reference to the Company's Form 8-K dated October 15, 1996, File No. 0-22294]

         2.2 Asset Purchase Agreement dated as of September 9, 1997 by and between Med/Waste, Inc. and Environmental Waste Reduction, Inc. [Incorporated by reference to the Company's Form 8-K dated September 25, 1997, File No. 0-22294]

         2.3 Agreement For Purchase of Real Property between Med/Waste, Inc. and Kurt Scheuermann dated May 15, 1997. [Incorporated by reference to the Company's Form 8-K dated November 10, 1997, File No. 0-22294]

         2.4 Asset Purchase Agreement between Med/Waste, Inc. and K. S. Processing, Inc. dated May 15, 1997 [Incorporated by reference to the Company's Form 8-K dated November 10, 1997, File No. 0-22294]

         2.5 Stock Purchase Agreement dated as of October 22, 1997 by and between Med/Waste, Inc., Safety Disposal System of Virginia, Inc., Republic Industries, Inc. and Incendere, Inc. [Incorporated by reference to the Company's Form 8-K dated November 7, 1997, File No. 0-22294]

         2.6 Agreement dated January 30, 1998 by and between Med/Waste, Inc., The Kover Group, Inc., MPK Holdings, Ltd. and Phillip W. Kubec. [Incorporated by reference to the Company's Form 8-K dated January 30, 1998, File No. 0-22294]

         2.7 Stock Purchase Agreement entered into as of the 11th day of August, 1998 by and between Med/Waste, Inc., a Delaware corporation, Sanford Motors, Inc., a Pennsylvania corporation, East Coast Medical Waste, Inc., a New Jersey corporation, Bucks County Resource and Recovery, Inc., a Pennsylvania corporation, Craig Sanford and Mary Jo Sanford. [Incorporated by reference to the Company's Form 8-K dated October 2, 1998, File No. 0-22294]

         2.8 First Amendment to Stock Purchase Agreement dated September 1, 1998 by and between Med/Waste, Inc., a Delaware corporation, Sanford Motors, Inc., a Pennsylvania corporation, East Coast Medical Waste, Inc., a New Jersey corporation, Bucks County Resource and Recovery, Inc., a Pennsylvania corporation, Craig Sanford and Mary Jo Sanford. [Incorporated by reference to the Company's Form 8-K dated October 2, 1998, File No. 0-22294]

         3.1 Registrant's Certificate of Incorporation, as amended [Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-67684]

         3.2 Registrant's Certificate of Adoption of Resolutions of the Board of Directors of Med/Waste, Inc. to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A Preferred Stock, 9% Redeemable Convertible Series. [Incorporated by reference to the Company's 1997 Form 10-KSB, File No. 0-22294]

         3.3 Registrant's Certificate of Adoption of Resolutions of the Board of Directors of Med/Waste, Inc. Amending the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, Of the Series A Preferred Stock, 9% Redeemable Convertible Series. [Incorporated by reference to the Company's 1997 Form 10-KSB, File No. 0-22294]

         3.4 Registrant's Certificate of Adoption of the Board of Directors of Med/Waste, Inc. Providing for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof of the Series B Junior Participating Preferred Stock [Incorporated by reference to the Company's Current Report on Form 8-K, File No.-022294]

         3.5 Registrant's By-Laws [Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-67684]

         4.1 Form of Common Stock Certificate [Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-67684]

         4.2 Med/Waste, Inc., Safety Disposal System, Inc., The Kover Group, Inc., Safety Disposal System of South Carolina, Inc. 10% Convertible Redeemable Debenture Due July 1, 2000, aggregate principal amount of $3,000,000. [Incorporated by reference to the Company's 1997 Form 10-KSB, File No. 0-22294]

         10.1 Employment Agreement by and between Med/Waste, Inc. and Daniel Stauber dated January 1, 1996 [Incorporated by reference to the Company's 1995 Form 10-KSB, File No. 0-22294].

         10.2 Employment Agreement by and between Med/Waste, Inc. and Milton J. Wallace dated January 1, 1996 [Incorporated by reference to the Company's 1997 Form 10-KSB, File No. 0-22294].

         10.3 Employment Agreement by and between Med/Waste, Inc. and George Mas dated January 4, 1999

         10.4 Employment Agreement by and between Med/Waste, Inc. and Carlos Campos dated January 11, 1999

         10.5 Employment Agreement by and between Med/Waste, Inc. and Ross Johnston dated January 26, 1999

         10.6 1993 Employee Stock Option Plan [Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-67684]

         10.7 Directors Stock Option Plan [Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-67684]

         10.8 1996 Employee Stock Option Plan [Incorporated by reference to the Company's Proxy Statement for the 1996 Annual Stockholders' Meeting, File No. 0-22294]

         10.9 Consolidating, Amended and Restated Credit Agreement, dated as of the 31st day of December, 1998, by and among Med/Waste, Inc., and Union Planters Bank, N.A., successor by merger with Union Planters Bank of Florida, a Florida banking corporation, f/k/a Capital Bank, a Florida banking corporation, as Agent for the Lenders.

         11 Computation of net income (loss) per share

         21 Subsidiaries

         27 Financial Data Schedules

(b)      Form 8-K

         The following Form 8-K's were filed during the last quarter of the fiscal year ended December 31, 1998:

         (i) Form 8-K dated October 2, 1998, File No. 0-22294 related to the Company's purchase of Sanford Motors, Inc., a Pennsylvania corporation, East Coast Medical Waste, Inc., a New Jersey corporation and Bucks County Resource and Recovery, Inc., a Pennsylvania corporation.


         (ii) Form 8K dated November 6, 1998, File No. 0-22294 related to the Company's adoption of a Shareholder Rights Plan.

                                   SIGNATURES

         In accordance with Section 13 or 15(a) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                             MED/WASTE, INC., a Delaware corporation


Dated: July 31, 1999         By: /s/ CARLOS CAMPOS
                                ------------------------------------------------
                                CARLOS CAMPOS President/Chief Executive Officer

             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                               DATE
---------                                -----                                               ----
/s/ MILTON J. WALLACE
---------------------------------        Chairman of the Board of Directors                  July 31, 1999
MILTON J. WALLACE

/s/ CARLOS CAMPOS
---------------------------------        Director/President/Chief Executive Officer          July 31, 1999
CARLOS CAMPOS

---------------------------------        Director                                            July   , 1999
WILLIAM F. BONHAM

/s/ WILLIAM DOLAN
---------------------------------        Director                                            July 31, 1999
WILLIAM DOLAN, D.D.S.

/s/ DOUGLAS HAILEY
---------------------------------        Director                                            July 31, 1999
DOUGLAS HAILEY

/s/ GEORGE MAS
---------------------------------        Vice President/Chief Financial Officer              July 31, 1999
GEORGE MAS

/s/ KENDRICK MEEK
---------------------------------        Director                                            July 31, 1999
KENDRICK MEEK

/s/ MICHAEL RECCA
---------------------------------        Director                                            July 31, 1999
MICHAEL RECCA

/s/ ARTHUR G. SHAPIRO
---------------------------------        Director                                            July 31, 1999
ARTHUR G. SHAPIRO, M.D.

/s/ CHARLES J. SIMONS
---------------------------------        Director                                            July 31, 1999
CHARLES J. SIMONS