Form 10QSB/A
period 1998-03-31
MED WASTE INC
filed 1999-08-17
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSBA

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        MED/WASTE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                             March 31, 1998
                                                                              As Restated
                                                                           (See Notes 1 and 6)    December 31, 1997
                                                                               ------------       -----------------
                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents                                                  $    510,642          $    984,708
    Accounts Receivable, Net of Allowances of $158,000
        and $40,000 in 1998 and 1997, respectively                                5,397,007             5,525,528
    Net Assets of Discontinued Operations                                                --             2,632,909
    Inventories                                                                     434,508               238,653
    Prepaid Expenses and Other Current Assets                                       490,364               735,779
                                                                               ------------          ------------
Total Current Assets                                                           $  6,832,521          $ 10,117,577

Property, Plant and Equipment, Net                                               10,873,094            10,636,803
Excess of Purchase Price over Net Assets Acquired, Net                           11,973,945            11,919,106
Other Assets                                                                      3,080,206             2,095,578
Notes Receivable                                                                  1,500,770                    --
                                                                               ------------          ------------
Total Assets                                                                   $ 34,260,536          $ 34,769,064
                                                                               ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable and Accrued Liabilities                                   $  2,818,616          $  2,511,280
    Current Portion of Notes Payables                                             8,672,247             4,094,861
    Current Portion of Capital Lease Obligations                                    485,509               397,371
    Income Tax Payable                                                                   --               116,000
    Customer Deposits                                                                20,336                23,640
                                                                               ------------          ------------
Total Current Liabilities                                                      $ 11,996,708          $  7,143,152

Capital Lease Obligations, Less Current Portion                                     665,296               502,239
Notes Payable and Debentures Less Current Portion                                 3,186,499             8,496,605
Deferred Income Tax Liability and Other Liabilities                                 803,769               702,000
                                                                               ------------          ------------
                                                                               $ 16,652,272          $ 16,545,996
Shareholders' Equity:
    Series A Preferred Stock, .01 par value; 60,000
     shares authorized, 28,869 and 42,969 shares
     outstanding at 1998 and 1997 respectively
    Authorized; 28,869 Outstanding                                                      289                   430
    Common Stock, $.001 par value; 10,000,000
       Shares Authorized; 5,176,959 and 4,629,699                                     5,177
       Shares Issued and Outstanding                                                                        4,630
    Additional Paid-in Capital                                                   19,265,279            18,625,685
    Warrant Subscriptions Receivable                                               (208,003)             (258,003)
    Retained Earnings (deficit)                                                  (1,423,821)             (417,017)
                                                                               ------------          ------------
                                                                                 17,638,921            17,955,725
     Less Cost of Treasury Stock: 11,824 Shares                                     (30,657)              (30,657)
                                                                               ------------          ------------
    Total Shareholders' Equity                                                   17,608,264            17,925,068
                                                                               ------------          ------------
Total Liabilities and Shareholders' Equity                                     $ 34,260,536          $ 34,769,064
                                                                               ============          ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MED/WASTE, INC. SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Three Months Ended March 31
                                                                   As Restated
                                                               (See Notes 1 and 6)
                                                                      1998               1997
                                                                   -----------        -----------
Revenues                                                           $ 6,082,786        $ 2,662,860
                                                                   -----------        -----------
Costs and expenses:
Operating costs                                                      5,702,247          1,920,952
Administrative and selling expenses                                  1,294,217            606,309
Amortization of Intangibles                                            148,438              4,818
                                                                   -----------        -----------
Total                                                                7,144,902          2,532,079
                                                                   -----------        -----------
Operating (loss) profit                                             (1,062,116)           130,781
Other, net                                                            (359,503)           (60,834)
                                                                   -----------        -----------
(Loss) Income from continuing before income taxes                   (1,421,619)            69,947
Income taxes (benefit)                                                (478,555)                --
                                                                   -----------        -----------
(Loss) Income from continuing operations                              (943,064)            69,947
Discontinued operations, net of taxes                                   14,102             80,090
                                                                   -----------        -----------
Net (Loss)  Income                                                    (928,962)           150,037
Preferred stock dividend                                               (77,842)                --
                                                                   -----------        -----------
Net Income available to common shareholders                        $(1,006,804)       $   150,037
                                                                   ===========        ===========
(Loss) earnings per share - basic

From continuing operations                                         $      (.21)       $       .03
Discontinued operations, net of taxes                                       --        $       .04
                                                                   -----------        -----------
                                                                   $      (.21)       $       .07
                                                                   ===========        ===========
Weighted average shares outstanding                                  4,862,629          2,317,524

(Loss) earnings per share - diluted
From continuing operations                                         $      (.21)       $      0.05
Discounted operations, net of taxes                                         --        $      0.04
                                                                   -----------        -----------
                                                                   $     (0.21)       $      0.09
                                                                   ===========        ===========
Weighted shares outstanding                                          4,862,629          5,680,490




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS
                        Med/Waste, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED MARCH 31
                                                                            ------------------------------
                                                                                1998              1997
                                                                            -----------        -----------
OPERATING ACTIVITIES:
Net (loss) earnings                                                        $   (928,962)      $    150,037
Adjustments to reconcile net earnings to net cash (used) in operating
      Depreciation and amortization                                             408,844            111,877
      Provision for doubtful notes and accounts receivable                      118,000             37,000
          Other                                                                 (67,091)

    Changes in operating assets and liabilities net of effects of acquisitions:
      Decrease (increase) in accounts receivable                                 10,521            111,890
      (Increase) in notes receivables                                              (770)          (216,761)
      Increase in inventories                                                  (195,855)           (77,959)
      Decrease (Increase) in prepaid expenses                                   245,415           (239,882
(Increase) Decrease in other assets                                            (891,790)          (375,003)
      Increase in accounts payable and accrued
        liabilities and income taxes payable                                    191,336           (457,579)
      (Decrease) increase in customer deposits                                   (3,304)            21,251
      Decrease in assets held for sale                                               --            (80,088)
      Increase in deferred income tax liability and others                      101,769                  0
                                                                            -----------        -----------

      Net cash provided by (used in) operating activities                    (1,011,887)        (1,015,217)


INVESTING ACTIVITIES:
    Proceeds on sale of Kover                                                 1,200,000                 --
    Purchase of operating equipment                                            (482,812)          (450,197)
                                                                            -----------        -----------
    Net cash provided by investing activities                                   717,188           (450,197)

FINANCING ACTIVITIES:
    Increase (decrease) in line of credit and notes payable-net                (507,720)         2,209,982
    Increase (decrease) in capital leases, net                                  251,195            (31,112)
    Issuance of common stock                                                    105,000             25,824
    Preferred stock dividend                                                    (77,842)                --
    Payment of stock subscription receivable                                     50,000             39,599
                                                                            -----------        -----------
    Net cash (used) provided by financing activities                           (179,367)         2,244,293
                                                                            -----------        -----------
      Increase (decrease) in cash and cash equivalents                         (474,066)           778,879
    Cash and cash equivalents at beginning of period                            984,708             81,820
                                                                            -----------        -----------
    Cash and cash equivalents at end of period                              $   510,642        $   860,699
                                                                            ===========        ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Notes received for sale of Kover                                        $(1,500,000)       $        --
    Common stock issued for the acquisition of Med-Waste, Inc.                  310,000                 --
    Cash paid during the period for interest                                    280,000             54,000
    Conversion of preferred to common stock                                   1,410,000                 --
    Conversion of debentures to common stock                                    225,000                 --



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MED/WASTE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.       OPERATIONS AND BASIS OF PRESENTATION

ORGANIZATION

Med/Waste, Inc. (the "Company") is a holding company incorporated in November 1991 under the laws of the State of Delaware. The Company and through its subsidiaries, is engaged in the businesses of medical waste management. The Company's commercial cleaning services operations, conducted through The Kover Group, Inc. ("Kover") were sold on January 30, 1998.

The medical waste management operations are conducted primarily through the following subsidiaries, collectively referred to as the "Waste Companies":

            Safety Disposal System, Inc. ("SDS")
            Safety Disposal System of South Carolina, Inc. ("SDSSC") Safety Disposal System of Pennsylvania, Inc. ("SDSPA") Safety Disposal System of Georgia, Inc. ("SDSGA")
            Safety Disposal System of Virginia, Inc. ("SDSVA)
            Incendere, Inc. ("Incendere")

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual report on Form 10-KSB for both 1998 and 1997 (See RESTATEMENT below). These interim results of operations are not necessarily indicative of results for the entire year.

RESTATEMENT

On March 8, 1999, the Company announced that it may be required to restate the earnings reported during 1998. After a further investigation and the recommendation of new management, the Audit Committee of the Board of Directors appointed an independent counsel to review its accounting and reporting practices. Such investigation has since been completed and as a result of its findings, the Company is restating its previously issued financial statements for the first three quarters of 1998. These statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual report on Form 10-KSB for both 1998 and 1997.

2.       ACQUISITIONS.

On March 31, 1998, the Company purchased the capital stock of Med Waste, Inc, an unrelated Pennsylvania corporation. The purchase price was payable in 41,000 shares of the Company's common stock at closing. The stock issued for the purchase is guaranteed by the Company to have a fair market value at the end of two years for $7.50 per share.

3.       DEBENTURES AND NOTES PAYABLE

Debentures and Notes payable consist of the following at March 31, 1998:

           10% Convertible Redeemable Debentures due
           July 1, 2000                                          $ 1,124,341
           Term Loan                                               5,916,667
           Line of Credit                                          2,364,330
           Notes payable                                           2,453,408
                                                                 -----------
           Total notes payable                                    11,858,746
           Less: current portion                                   8,672,247
                                                                 -----------
           Total                                                  $3,186,499
                                                                 ===========


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

Due to the losses incurred during the three month ended March 31, 1998 the Company is in violation of the financial covenants pertaining to the Credit Agreement with its bank. The Company has not obtained waivers from the bank and as such, has classified the line of credit and term loans outstanding at March 31, 1998 as current liabilities. (See Note 7)

4.       NET INCOME PER COMMON SHARE

A reconciliation of the numerator and denominator of earnings per share for the quarters ended March 31st follows:

                                                 1998                                                1997
                              Income            Shares          Pre-Share          Income           Shares           Pre-Share
                            (Numerator)     (Denominator)        Amount         (Numerator)      (Denominator)        Amount
                            -----------     -------------   ----------------    -----------      -------------   ----------------
(Loss) income before
discontinued operations    $   (943,064)                                          $69,947
Less: Preferred stock
dividends                       (77,842)
Basic EPS  (Loss) income
available to common
shareholders                 (1,020,906)      4,862,628           $.21            $69,947           2,317,524          .03
                                                                  ----                                                 ---

Effect of Dilutive
Securities

Warrants                                                                                               60,000
Options                                                                                               404,782

Reduction of Interest

Diluted EPS                                                                        15,750

Income (loss) available
to common shareholders     $ (1,020,906)      4,862,129           $.21            $85,697           2,782,306          .03
                           ------------       ---------           ----            -------           ---------          ---

Options to purchase 100,000 and 249,310 shares of common stock from $3.375 to $6.00 per share were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares for those years. The options, which expire from 1998 to 2002, were still outstanding at the end of March 1998. Stock warrants to purchase 161,180 and 91,000 shares of common stock from $4.25 to $8.70 per share were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the warrant exercise price was greater than the average market price of the common shares for those years. The warrants, which expire from 1998 to 2002, were still outstanding as of March 31, 1998.

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

For the three months ended March 31, 1998, the net loss from Kover was $2,948 with the sale of Kover creating a gain of $17,050; both are reported as discontinued operations.

6.       RESTATEMENT

In July of 1999 after an investigation by new management and special counsel appointed by the Audit Committee of the Board of Directors the Company determined that in the 1998 financial statements included in Form 10-QSB for each of the quarters of 1998, certain revenues were improperly recognized, certain costs and allowances were not accrued or were improperly recorded and certain costs were improperly deferred. As a result, the accompanying consolidated financial statements as of March 31, 1998 and for the three month then ended, present restated results. The investigation concluded that no restatement is necessary for the same period in 1997.

A summary of the effects of the restatement for the three months ended March 31, 1998 follows:





                                   NEXT PAGE

                        MED/WASTE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                            March 31, 1998
                                                                   As Previously
                                                                      Reported          As Restated
                                                                   -------------        ------------
ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents                                       $    510,462        $    510,642
    Accounts Receivable, Net of Allowances of $158,000
      and $40,000                                                      5,643,975           5,397,007
    Inventories                                                          434,508             434,508
    Prepaid Expenses and Other Current Assets                            903,337             490,364
                                                                    ------------        ------------
Total Current Assets                                                $  7,492,462        $  6,832,521
Property, Plant and Equipment, Net                                    10,935,094          10,873,094
Excess of Purchase Price over Net Assets Acquired, Net                11,977,111          11,973,945
Other Assets                                                           3,565,206           3,080,206
Notes Receivable                                                       1,500,770           1,500,770
                                                                    ------------        ------------
Total Assets                                                        $ 35,470,643        $ 34,260,536
                                                                    ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable and Accrued Liabilities                        $  2,045,619        $  2,818,616
    Current Portion of Notes Payables                                  2,755,580           8,672,247
    Current Portion of Capital Lease Obligations                         485,509             485,509
    Income Tax Payable                                                   116,000                  --
    Customer Deposits                                                     20,336              20,336
                                                                    ------------        ------------
Total Current Liabilities                                           $  5,423,044        $ 11,996,708

Capital Lease Obligations, Less Current Portion                          665,296             665,296
Notes Payable and Debentures Less Current Portion                      9,103,166           3,186,499
Deferred Income Tax Liability and Other Liabilities                    1,166,324             803,769
                                                                    ------------        ------------
                                                                    $ 16,357,830        $ 16,652,272
Shareholders' Equity:
    Preferred Stock, $. 10 par value; 4,000,000 and 1,000,000                                     --
       Shares Authorized; None Outstanding
    Preferred Stock, $.01 par value; 40,000 and No Shares
    Authorized; 28,869 Outstanding
    Common Stock, $.001 par value; 26,000,000 and 10,000,000                 289                 289
       Shares Authorized; 5,176,959 and 6,149,154                          5,177               5,177
       Shares Issued and Outstanding
    Additional Paid-in Capital                                        19,265,279          19,265,279
    Warrant Subscriptions Receivable                                    (208,003)           (208,003)
    Retained Earnings (deficit)                                           80,728          (1,423,821)
                                                                    ------------        ------------
                                                                      19,143,470          17,638,921
    Less Cost of Treasury Stock: 11,824 Shares                           (30,657)            (30,657)
                                                                    ------------        ------------
    Total Shareholders' Equity                                        19,112,813          17,608,264
                                                                    ------------        ------------
Total Liabilities and Shareholders' Equity                          $ 35,470,643        $ 34,260,536
                                                                    ============        ============

                          MED/WASTE, INC. SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                               AS OF MARCH 31, 1998
                                                       As previously
                                                         Reported          As Restated
                                                        -----------        -----------
Revenues                                                $ 6,204,444        $ 6,082,786
                                                        -----------        -----------
Costs and expenses:
Operating costs                                           4,095,467          5,702,247
Administrative and selling expenses                       1,025,666          1,294,217
Amortization of Intangibles                                 162,323            148,438
                                                        -----------        -----------
Total                                                     5,283,456          7,144,902
                                                        -----------        -----------
Operating (loss) profit                                     920,988         (1,062,116)
Other, net                                                 (359,503)          (359,503)
                                                        -----------        -----------
(Loss) Income from continuing before income taxes           561,485         (1,421,619)
Income taxes                                                                  (478,555)
                                                        -----------        -----------
(Loss) Income from continuing operations                    561,485           (943,064)
Discontinued operations, net of taxes                        14,102             14,102
                                                        -----------        -----------
Net (Loss)  Income                                          575,587           (928,962)
Preferred stock dividend                                    (77,842)           (77,842)
                                                        -----------        -----------
Net Income available to common shareholders             $   497,745        ($1,006,804)
                                                        ===========        ===========
(Loss) Earnings per share - basic
From continuing operations                              $       .10        $      (.21)
Discontinued operations, net of taxes                            --                 --
                                                        -----------        -----------
                                                        $       .10        $      (.21)
                                                        ===========        ===========
Weighted average shares outstanding                       4,654,849          4,862,629

(Loss) earnings per share - diluted
from continuing operations                                      .08        $      (.21)
Discounted operations, net of taxes                              --                 --
                                                        -----------        -----------
                                                                .08        $     (0.21)
                                                        ===========        ===========
Weighted shares outstanding                               6,840,470          4,862,629


7.       SUBSEQUENT EVENTS

GENERAL

In March 1999, the Company determined that the financial information released in their filings with the Securities and Exchange Commission (SEC) misstated actual results of operations. At that time the Company's bank credit facility was placed on hold. Since that time the Company has operated with no readily available operating credit facility. The Banks have not demanded payment on the existing loan balance, as they are allowed to do under the terms of the agreement, due to the existing violations of financial covenants. It is not determinable at this time if the Banks will demand payment or if the loan agreement will be revised. In December 1998 and/or subsequent to December 31, 1998 the Company's top management was terminated and/or resigned and an investigation of the financial reporting and control systems were conducted by an independent counsel. The Company also voluntarily withdrew from listing its securities in the NASDAQ Small Cap Market Stock Exchange (NASDAQ) because of the delays in complying with the filing requirements of the SEC and because it no longer met certain continued listing criteria of NASDAQ.

SEC INQUIRY

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

LITIGATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH MARCH 31, 1997

REVENUES. For the three months ended March 31, 1998, the Company had revenues of $6,082,786, an increase of 128% from the $2,662,860 for the same period in 1997. The increase can be attributed primarily to the acquisitions of Incendere Inc. and SDSPA in November 1997 and of SDSGA in September 1997.

OPERATING COSTS. Consolidated operating costs amounted to $5,702,247, or 93% of revenues, in the three months ended March 31, 1998, as compared to $1,920,952, or 72% of revenues, for the same period in 1997. Substantially no benefits were obtained from costs synergies relating to the acquisitions made in late 1997 due to the Company's inability to consolidate the new organizations into the existing financial and operational structure.

ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses increased to $1,294,217 in the three months ended March 31, 1998 from $606,309 for the same period for 1997. These costs represent 22% of revenues in both years as substantially no benefits were obtained from costs synergies relating to the acquisitions made in late 1997 principally due to the Company's inability to consolidate the acquisitions into the existing organizational structure. In addition, as a result of rapid expansion and administrative inaccuracies, substantial expenses were incurred in administrative expenses relating to professional services, financial consulting and auditing fees. Other administrative costs were allowed to increase due to delays in billing, computer problems, duplicative employee positions and other administrative inadequacies (i.e. collection of receivables).

OPERATING (LOSS) PROFIT. The Company reported an operating loss of $1,062,116 for the three month period ended March 31, 1998 compared to a profit of $130,781 in 1997. This is attributable to the Company's inability to obtain costs synergies from the acquisitions made in late 1997. In addition, substantial increases in administrative costs were incurred at the Corporate Office location for professional services, financial consulting and auditing fees.

OTHER, NET. Other, net increased to an expense of $359,503 in the three months ended March 31, 1998 as compared to an expense of $60,834 for the same period in 1997, primarily due to the interest expense on the term loan used in the purchase of Incendere.

NET (LOSS) INCOME. The net loss for 1998 resulted primarily from the Company's inability to consolidate the acquisitions made in late 1997 and during 1998 into the existing organizational structure.

LIQUIDITY AND CAPITAL RESOURCES

On January 30, 1998, the Company sold 100% of the common stock of Kover to MPK holdings, LP ("MPK") MPK is owned by Phillip W. Kubec. The selling price approximated the book value of Kover. Accordingly there was no material gain or loss. The Company received aggregate consideration for the sale of Kover of $2.7 million, payable $1.2 million in cash at closing and the balance of $1.5 million in promissory notes

Due to the classification of the bank loan as a current liability to reflect the Company's noncompliance with existing loan covenants, working capital was negative at March 31, 1998 compared to $2,974,425 at December 31, 1997. Cash balances were reduced by $474,066, mainly due to operating activities utilizing $1,087,729. Investing activity provided the cash, principally from the proceeds from the sale of Kover of $1,200,000 reduced by $482,812 in capital expenditures during the period.

On March 31, 1998, the Company purchased the capital stock of Med Waste, Inc., an unrelated Pennsylvania corporation. The purchase price was $310,000 payable in 41,000 shares of the Company's common stock at closing. The stock issued in connection with the purchase is guaranteed by the Company to be $7.50 per share at the end of two years.



IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

This Form 10-QSBA contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Med/Waste, Inc., and its subsidiaries, including statements made under Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results differ materially from those contemplated by such forward looking statements include, among others, the following: the competitive pressure in the industry; general economic and business conditions; the ability to implement and the effectiveness of business strategy and development plans; quality of management; business abilities and judgement of personnel; and availability of qualified personnel; labor and employee benefit costs.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         SEE NOTE 7 TO THE FINANCIAL STATEMENTS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         NONE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27: Restatement of Financial Data Schedules for earnings per share calculated under SFAS 128 for March 31, 1997 and September 30, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                Med/Waste, Inc.


Date:   August 17, 1999                         /s/ CARLOS CAMPOS
        -------------------                     --------------------------
                                                President
                                                and Chief Executive Officer



Date:   August 17, 1999                         /s/ GEORGE MAS
        -------------------                     -----------------------------
                                                George Mas,
                                                Vice President and Chief
                                                Financial Officer