Form 10QSB/A
period 1998-06-30
MED WASTE INC
filed 1999-08-17
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSBA

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

                                       OR

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT

          For the transition period from ____________ to _____________

                         COMMISSION FILE NUMBER: 0-22294

                                 MED/WASTE, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            DELAWARE                                        65-0297759
--------------------------------                    --------------------------
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

                                                                      June 30, 1998
                                                                       As Restated
                                                                    (See Note 1 and 6)   December 31, 1997
                                                                    ------------------   -----------------
                                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents                                          $    136,035        $    984,708
    Accounts Receivable, Net of Allowances $281,000
        and $40,000 in 1998 and 1997 respectively                         8,024,091           5,525,528
    Net Assets of Discontinued Operations                                        --           2,632,909
    Inventories                                                             459,099             238,653
    Prepaid Expenses and Other Current Assets                               731,665             735,779
                                                                       ------------        ------------
Total Current Assets                                                   $  9,350,890        $ 10,117,577

Property, Plant and Equipment, Net                                       14,717,233          10,636,803
Excess of Purchase Price over Net Assets Acquired, Net                   15,901,235          11,919,106
Other Assets                                                              1,183,720           2,095,578
Notes Receivable                                                            298,589                  --
                                                                       ============        ============
Total Assets                                                           $ 41,451,667        $ 34,769,064
                                                                       ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable and Accrued Liabilities                           $  3,849,276        $  2,511,280
    Current Portion of Notes Payables                                    12,704,980           4,094,861
    Current Portion of Capital Lease Obligations                            785,259             397,371
    Income Tax Payable                                                           --             116,000
    Customer Deposits                                                        41,727              23,640
                                                                       ------------        ------------
Total Current Liabilities                                              $ 17,381,242        $  7,143,152

Capital Lease Obligations, Less Current Portion                             853,060             502,239
Notes Payable and Debentures Less Current Portion                         3,874,224           8,496,605
Deferred Income Tax Liability and Other Liabilities                         178,643             702,000
                                                                       ------------        ------------
                                                                       $ 22,287,169        $ 16,483,996
Shareholders' Equity:
    Series A Preferred Stock, .01 par value; 60,000 Shares
       authorized, 28,869 and 42,969 Shares outstanding
       at 1998 and 1997 respectively                                            289                 430
    Common Stock, $.001 par value; 10,000,000
       Shares Authorized; 5,909,695 and 4,629,699
       Shares Issued and Outstanding                                          5,909               4,630
    Additional Paid-in Capital                                           22,311,237          18,625,685
    Warrant Subscriptions Receivable                                       (208,003)           (258,003)
    Retained Earnings (deficit)                                          (2,914,277)           (417,017)
                                                                       ------------        ------------
                                                                         19,195,155          17,955,725
     Less Cost of Treasury Stock: 11,824 Shares                             (30,657)            (30,657)
                                                                       ------------        ------------
    Total Shareholders' Equity                                           19,164,498          17,925,068
                                                                       ------------        ------------
Total Liabilities and Shareholders' Equity                             $ 41,451,667        $ 34,769,064
                                                                       ============        ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MED/WASTE, INC. SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended                      Six Months Ended
                                                             June 30                                June 30
                                               ----------------------------------     ----------------------------------
                                                  As Restated                             As Restated
                                               (See Notes 1 and 6)                    (See Notes 1 and 6)
                                                      1998                 1997             1998                 1997
                                               -------------------   ------------     ----------------        -----------
Revenues                                         $  5,598,304        $  2,326,290        $ 11,681,090        $ 4,989,150
Costs and expenses:
Operating costs                                     5,042,549           1,426,928          10,744,796          3,347,880
Administrative and selling expenses                 2,085,513             704,577           3,379,730          1,310,886
Amortization of Intangibles                            22,364              27,062             170,802             31,880
                                                 ------------        ------------        ------------        -----------
Total                                               7,150,426           2,158,567          14,295,328          4,690,646
                                                 ------------        ------------        ------------        -----------
Operating (loss) profit                            (1,552,122)            167,723          (2,614,238)           298,504
Other, net                                             24,890             (66,038)           (334,613)          (126,872)
                                                 ------------        ------------        ------------        -----------
(Loss) Income from continuing
operations before income taxes                     (1,527,232)            101,685          (2,948,851)           171,632
Income taxes (benefit)                               (102,280)                 --            (580,835)                --
                                                 ------------        ------------        ------------        -----------
(Loss) Income from continuing
operations                                         (1,424,952)            101,685          (2,368,016)           171,632
Discontinued operations, net of taxes                                      96,500              14,102            176,590
                                                 ------------        ------------        ------------        -----------
Net (Loss)  Income                                 (1,424,952)            198,185           2,353,914            348,222
Preferred stock dividend                              (65,504)                 --            (143,346)                --
                                                 ------------        ------------        ------------        -----------
Net (loss) income available to common
shareholders                                     $(1,490,456)        $    198,185        $ (2,497,260)       $   348,222
                                                 ============        ============        ============        ===========
(Loss) earnings per share - basic

From continuing operations                       $       (.28)       $        .05        $       (.49)       $       .08
Discontinued operations, net of taxes                                         .04                  --                .07
                                                 ------------        ------------        ------------        -----------
                                                 $       (.28)       $        .05        $       (.49)       $       .15
                                                 ============        ============        ============        ===========
Weighted average shares outstanding                 5,334,780           2,318,100           5,146,130          2,317,628

(Loss) earnings per share - diluted

From continuing operations                       $       (.28)       $        .03        $       (.49)       $       .06
Discounted operations, net of taxes                                           .03                  --                .05
                                                 ------------        ------------        ------------        -----------
                                                 $       (.28)       $        .06        $       (.49)       $       .11
                                                 ============        ============        ============        ===========
Weighted shares outstanding                      $  5,334,780        $  3,838,300        $  5,146,130        $ 2,837,824



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS
                        Med/Waste, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                   (UNAUDITED)


                                                                                  SIX MONTHS ENDED
                                                                                        JUNE 30
                                                                                1998              1997
                                                                            -----------        -----------
OPERATING ACTIVITIES:
Net (loss) earnings                                                         $(2,353,914)       $   348,222
Adjustments to reconcile net earnings to net cash (used) in operating
      Depreciation and amortization                                             746,044            323,591
      Provision for doubtful notes and accounts receivable                      157,500             34,970
      Issuance of stock, options, and warrants for services                     351,639
          Other                                                                 (67,091)

    Changes in operating assets and liabilities net of effects of acquisitions:
      Decrease (increase) in accounts receivable                             (1,030,187)          (395,940)
      (Increase) in notes receivables                                          (195,021)          (430,837)
      Increase in inventories                                                   204,430           (130,148)
      Decrease (Increase) in prepaid expenses and other assets                  513,874           (315,467)
      (Decrease) in assets held for sale                                                          (176,592)
      Increase in accounts payable and accrued
        liabilities and income taxes payable                                  1,315,030
      Increase in other assets and intangible assets                                              (819,573)
      (Decrease) increase in customer deposits                                   18,087             21,251
      Decrease (increase) in accounts payable and accrued expenses                                 279,396
      Increase in deferred income tax liability                                (580,835)
                                                                            -----------        -----------
      Net cash provided by (used in) operating activities                      (920,444)         1,261,127

INVESTING ACTIVITIES:
    Proceeds on sale of Kover                                                 1,200,000
    Purchase of operating equipment                                          (1,464,106)          (793,804)
    Acquisition of businesses net of cash acquired                           (2,504,549)
                                                                            -----------        -----------
    Net cash provided by investing activities                                (2,768,655)          (793,804)

FINANCING ACTIVITIES:
    Increase (decrease) in line of credit and notes payable-net               3,068,306          2,442,690
    Increase (decrease) in capital leases, net                                 (422,276)            12,411
    Issuance of common stock                                                    287,742              6,000
    Payment of stock subscription receivable                                     50,000             32,235
    Preferred stock dividend                                                   (143,346)
                                                                            -----------        -----------
    Net cash (used) provided by financing activities                          2,840,426          2,493,336
                                                                            -----------        -----------
      Increase (decrease) in cash and cash equivalents                         (848,673)           438,405
    Cash and cash equivalents at beginning of period                            984,708             81,820
                                                                            -----------        -----------
    Cash and cash equivalents at end of period                              $   136,035        $   520,225
                                                                            ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Notes received for sale of Kover                                        $(1,500,000)
    Notes issued for acquisition of Decatur                                   1,500,000
    Fixed Assets acquired through capital leases                              1,141,000
    Common stock issued for the acquisition of Decatur                          992,511
    Common stock issued for the acquisition of Med-Waste, Inc                   310,000
    Common stock issued for the acquisition of Biomade assets                   550,000
    Common stock issued for the acquisition of Biotech                          196,662
    Notes received for exercising stock options                                 179,463
    Conversion of debentures to common stock                                    839,000
    Conversion of preferred to common stock                                   1,410,000
    Cash paid during the period for interest                                    431,000            193,000



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

The medical waste management operations are conducted primarily through the following subsidiaries, collectively referred to as the "Waste Companies":

               Safety Disposal System, Inc. ("SDS")
               Safety Disposal System of South Carolina, Inc. ("SDSSC") Safety Disposal System of Pennsylvania, Inc. ("SDSPA") Safety Disposal System of Georgia, Inc. ("SDSGA")
               Safety Disposal System of Virginia, Inc. ("SDSVA)
               Incendere, Inc. ("Incendere")
               Target Medical Waste Services, LLC ("Target")
               Med-Waste, Inc. ("Decatur")

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

In June 1998, the Company acquired certain assets and assumed certain liabilities of Biotech Disposal, Inc. ("Biotech"). Biotech provided medical waste management services to generators of medical waste in Broward County, Florida. In connection with the purchase, the Company issued 26,666 shares of common stock with a guaranteed value after one year of $6.50.

In June 1998, the Company acquired Decatur an unrelated Alabama corporation based in Decatur, Alabama. Decatur owns and operates a medical waste autoclave facility and provides medical waste management services to medical waste generators in the states of Alabama, Georgia and Tennessee. As part of the purchase price, the Company issued 133,334 shares of common stock of which the Company guaranteed fair value of 120,000 shares after two years of $7.50 per share.

3. DEBENTURES AND NOTES PAYABLE

Debentures and Notes payable consist of the following at June 30, 1998:

           10% Convertible Redeemable Debentures due
           July 1, 2000                                        $   497,500
           Term Loan                                             8,345,321
           Line of Credit                                        3,968,416
           Notes payable                                         3,767,967
                                                               -----------
           Total notes payable                                  16,579,204
           Less: current portion                                12,704,980
                                                               -----------
           Total                                               $ 3,874,224
                                                               ===========

During the six months ended June 30, 1998 and 1997 interest expense was approximately $494,000 and $214,000 respectively.

The Company has a line of credit with a bank for $5,000,000. The line of credit is a demand note and bears interest at prime plus 1%. Interest is payable monthly. At June 30, 1998, the Company had $3,968,416 in outstanding borrowings under the line. Substantially all of the Company's assets are collateral for the loan. In addition, the Company is a party to a term loan, with its bank. The term loan bears interest at a rate of prime plus 1%, and is payable $83,333 in principal plus interest monthly with a balloon payment on April 30, 1999.

Due to the losses incurred during the six month ended June 30, 1998 the Company is in violation of the financial covenants pertaining to the Credit Agreement with its bank. The Company has not obtained waivers from the bank and as such, has classified the line of credit and term loans outstanding at June 30, 1998 as current liabilities. (See Note 7)

4. NET INCOME PER COMMON SHARE

A reconciliation of the numerator and denominator of earnings per share for the six months ended June 30 follows:


                                                    1998                                             1997
                                Income            Shares          Pre-Share       Income            Shares        Pre-Share
                              (Numerator)      (Denominator)        Amount      (Numerator)      (Denominator)     Amount
                              ------------     -------------      ----------    -----------      -------------    ---------
(loss) income before
discontinued operations       $(2,368,015)                                        $348,222
Less: Preferred stock
dividends                        (143,346)
Basic EPS  (Loss) income
available to common
shareholders                   (2,511,361)        5,146,130          $.49          348,222         2,317,628        $.15
                                                                     ----                                           ----

Effect of Dilutive
Securities
Warrants                                                                                             105,926
Options                                                                                              926,264

Reduction of Interest                                                              153,905           923,077
                                                                                   -------           -------
Diluted EPS

Income (loss) available
to common shareholders        $(2,511,361)        5,146,130          $.49         $502,127         4,272,895        $.11
                              ------------        ---------          ----         --------         ---------        ----


Options to purchase 925,500 and 225,000 shares of common stockm $3.375 to $6.00 per share were outstanding during 1998 and 1997, respecty, but were not included in the computation of diluted EPS because the opt exercise price was greater than the average market price of the common es for those years. The options, which expire from 1998 to 2003, were stillstanding at the end of June 1998. Stock warrants to purchase 91,000 sharescommon stock at $8.70 per share were outstanding during 1998 and 1997, respvely, but were not included in the computation of diluted EPS because the war exercise price was greater than the average market price of the common es for those years. The warrants, which expire from 1998 to 2003, were stiltstanding as of June 30,1998.

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

For the six months ended June 30, 1998, the net loss from Kover was $2,948 with the sale of Kover creating a gain of $17,050; both are reported as discontinued operations.

6. RESTATEMENT

In July of 1999 after an investigation by new management and special counsel appointed by the Audit Committee of the Board of Directors the Company determined that in the 1998 financial statements included in Form 10-QSB for each of the quarters of 1998, certain revenues were improperly recognized, certain costs and allowances were not accrued or were improperly recorded and certain costs were improperly deferred. As a result, the accompanying consolidated financial statements as of June 30, 1998 and for the three and six month then ended, present restated results. The investigation concluded that no restatement is necessary for the same period in 1997.

A summary of the effects of the restatement for the six months ended June 30, 1998 follows:

                                    NEXT PAGE

                        MED/WASTE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                                             June 30, 1998
                                                                    As Previously
                                                                      Reported          As Restated
                                                                    -------------       ------------
ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents                                       $    136,035             136,035
    Accounts Receivable, Net of Allowances                             8,339,809           8,024,091
    Inventories                                                          459,099             459,099
    Prepaid Expenses and Other Current Assets                          1,787,264             731,665
                                                                    ------------        ------------
Total Current Assets                                                $ 10,722,207           9,350,890

Property, Plant and Equipment, Net                                    14,853,084          14,717,233
Excess of Purchase Price over Net Assets Acquired, Net                16,458,550          15,901,235
Other Assets                                                           1,674,720           1,183,720
Notes Receivable                                                         702,892             298,589
                                                                    ------------        ------------
Total Assets                                                        $ 44,411,453          41,451,667
                                                                    ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable and Accrued Liabilities                        $  2,600,487           3,849,276
    Current Portion of Notes Payables                                    391,243          12,704,980
    Current Portion of Capital Lease Obligations                         785,259             785,259
    Income Tax Payable                                                   116,000                  --
    Customer Deposits                                                     23,640              41,727
                                                                    ------------        ------------
Total Current Liabilities                                           $  3,916,629          17,381,242

Capital Lease Obligations, Less Current Portion                          853,060             853,060
Notes Payable and Debentures Less Current Portion                     16,187,961           3,874,224
Deferred Income Tax Liability and Other Liabilities                    1,141,477             178,643
                                                                    ------------        ------------
                                                                    $ 22,099,127          22,287,169
Shareholders' Equity:
    Preferred Stock, $. 10 par value; 4,000,000 and 1,000,000                 --                  --
       Shares Authorized; None Outstanding
    Preferred Stock, $.01 par value; 40,000 and No Shares
    Authorized; 28,869 Outstanding                                           289                 289
    Common Stock, $.001 par value; 26,000,000 and 10,000,000
       Shares Authorized; 5,969,695 and 4,629,699
       Shares Issued and Outstanding                                       5,909               5,909
    Additional Paid-in Capital                                        22,311,237          22,311,237
    Warrant Subscriptions Receivable                                    (208,003)           (208,003)
    Retained Earnings (deficit)                                          233,551          (2,914,277)
                                                                    ------------        ------------
                                                                      22,342,983          19,195,155
     Less Cost of Treasury Stock: 11,824 Shares                          (30,657)            (30,657)
                                                                    ------------        ------------
    Total Shareholders' Equity                                        22,312,326          19,164,498
                                                                    ------------        ------------
Total Liabilities and Shareholders' Equity                          $ 44,411,453          41,451,667
                                                                    ============        ============

                          MED/WASTE, INC. SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED JUNE 30, 1998
                                                        As previously
                                                          Reported         As Restated
                                                       -------------------------------
Revenues                                                $ 6,061,929        $ 5,598,304
Costs and expenses:
Operating costs                                           4,555,535          5,042,549
Administrative and selling expenses                       1,007,396          2,085,513
Amortization of Intangibles                                  36,248             22,364
                                                        -----------        -----------
Total                                                     5,599,179          7,150,426
                                                        -----------        -----------
Operating (loss) profit                                     462,750         (1,552,122)
Other, net                                                   24,890             24,890
                                                        -----------        -----------
(Loss) Income from continuing before income taxes           487,640         (1,527,232)
Income taxes (benefit)                                      190,000           (102,280)
                                                        -----------        -----------
(Loss) Income from continuing operations                    297,640         (1,424,952)
Discontinued operations, net of taxes                            --
                                                        -----------        -----------
Net (Loss)  Income                                          297,640         (1,424,954)
Preferred stock dividend                                    (65,504)           (65,504)
                                                        -----------        -----------
Net Income available to common shareholders             $   232,196        $(1,490,456)
                                                        ===========        ===========
(Loss) Earnings per share - basic

From continuing operations                              $       .04        $      (.28)
Discontinued operations, net of taxes                            --
                                                        -----------        -----------
                                                        $       .04        $      (.28)
                                                        ===========        ===========
Weighted average shares outstanding                       5,334,780          5,334,780

(Loss) earnings per share - diluted
from continuing operations                                      .03               (.28)
Discounted operations, net of taxes                              --
                                                        -----------        -----------
                                                                .03               (.28)
                                                        ===========        ===========
Weighted shares outstanding                               7,428,505          5,334,780

                          MED/WASTE, INC. SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         SIX MONTHS ENDED JUNE 30, 1998
                                                        As previously
                                                          Reported          As Restated
                                                        -----------------------------------

Revenues                                                $ 12,266,373        $ 11,681,090
                                                        ------------        ------------
Costs and expenses:
Operating costs                                            8,651,002          10,744,796
Administrative and selling expenses                        1,804,375           3,379,730
Amortization of Intangibles                                  198,571             170,802
                                                        ------------        ------------
Total                                                     10,653,948          14,295,328
                                                        ------------        ------------
Operating (loss) profit                                    1,612,425          (2,614,238)
Other, net                                                  (334,613)           (334,613)
                                                        ------------        ------------
(Loss) Income from continuing before income taxes          1,277,812          (2,948,851)
Income taxes                                                 498,000            (580,835)
                                                        ------------        ------------
(Loss) Income from continuing operations                     779,812          (2,368,016)
Discontinued operations, net of taxes                         14,102              14,102
                                                        ------------        ------------
Net (Loss)  Income                                           793,914           2,353,914
Preferred stock dividend                                    (143,346)           (143,346)
                                                        ------------        ------------
Net Income available to common shareholders             $    650,568        $ (2,497,260)
                                                        ============        ============
(Loss) Earnings per share - basic
From continuing operations                              $        .12        $       (.49)
Discontinued operations, net of taxes                                                 --
                                                        ------------        ------------
                                                        $        .12        $       (.49)
                                                        ============        ============
Weighted average shares outstanding                        5,146,130           5,146,130

(Loss) earnings per share - diluted

from continuing operations                                       .10                (.49)
Discounted operations, net of taxes                               --                  --
                                                        ------------        ------------
                                                                 .10                (.49)
                                                        ============        ============
Weighted shares outstanding                                7,059,734           5,146,130

7. SUBSEQUENT EVENTS

GENERAL

In March 1999 the Company determined that the financial information released in their filings with the Securities and Exchange Commission (SEC) misstated actual results of operations. At that time the Company's bank credit facility was placed on hold. Since that time the Company has operated with no readily available operating credit facility. The Banks have not demanded payment on the existing loan balance, as they are allowed to do under the terms of the agreement, due to the existing violations of financial covenants. It is not determinable at this time if the Banks will demand payment or if the loan agreement will be revised. In December 1998 and/or subsequent to December 31, 1998 the Company's top management was terminated and/or resigned and an investigation of the financial reporting and control systems were conducted by an independent counsel. The Company also voluntarily withdrew from listing its securities in the NASDAQ Small Cap Market Stock Exchange (NASDAQ) because of the delays in complying with the filing requirements of the SEC and because it no longer met certain continued listing criteria of NASDAQ.

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

ACQUISITIONS

In January 1999 the Company terminated its agreement to acquire Health Care Services Corp. of New York City.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH JUNE 30, 1997

REVENUES. For the six months ended June 30, 1998, the Company had revenues of $11,681,090, an increase of 34% from the $4,989,150 for the same period in 1997. The increase can be attributed primarily to the acquisitions of Incendere Inc., SDSPA and SDSGA in 1997 and to a lesser extent Target and Decatur in June of 1999.

OPERATING COSTS. Consolidated operating costs amounted to $10,744,796, or 92% of revenues, for the six months ended June 30, 1998, as compared to $3,347,880, or 67% of revenues, for the same period in 1997. Substantially no benefits were obtained from costs synergies relating to the acquisitions made in late 1997 due to the Company's inability to consolidate the new organizations into the existing financial and operational structure.

ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses increased to $3,379,730 for the six months ended June 30, 1998 from $1,310,806 for the same period for 1997. These costs represent 29% of revenues in 1998 as compared to 26% in 1997. This 11% increase is attributed to substantially no benefits being obtained from costs synergies relating to the acquisitions principally due to the Company's inability to consolidate the acquisitions into the existing organizational structure. Instead, many of the costs were duplicated by having similar overhead departments at the various locations. In addition, as a result of rapid expansion and administrative inaccuracies, substantial expenses were incurred in administrative expenses relating to professional services, financial consulting and auditing fees. Other administrative costs were allowed to increase due to delays in billing, computer problems, duplicative employee positions and other administrative inadequacies (i.e. collection of receivables).

OPERATING (LOSS) PROFIT. The Company reported an operating loss of $2,614,238 for the six month period ended June 30, 1998 compared to a profit of $298,504 in 1997. This is attributable to the Company's inability to obtain costs synergies from the acquisitions made in late 1997 and in 1998. In addition, substantial increases in administrative costs were incurred at the Corporate Office location for professional services, financial consulting and auditing fees.

OTHER, NET. Other, net amounted to $334,613 in the six months ended June 30, 1998 as compared to an expense of $126,872 for the same period in 1997. The increase can be attributed to the higher debt in 1998 and was partially offset by a gain in the sale of property during the period.

NET (LOSS) INCOME. The net loss for the six months ended June 30, 1998 resulted primarily from the Company's inability to consolidate the acquisitions made in late 1997 and during 1998 into the existing organizational structure.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH JUNE 30, 1997

REVENUES. For the three months ended June 30, 1998, the Company had revenues of $5,598,304, an increase of 140% from $2,326,290 for the same period in 1997. The increase can be attributed primarily to the acquisitions of Incendere Inc., SDSPA and SDSGA in 1997 and Target and Decatur in June of 1999.

OPERATING COSTS. Consolidated operating costs amounted to $5,042,549, or 90% of revenues, in the three months ended June 30, 1998, as compared to $1,426,928, or 61% of revenues, for the same period in 1997. This increase was attributable to substantially no benefits being obtained from costs synergies relating to the acquisitions made in late 1997 and 1998 due to the Company's inability to consolidate the new organizations into the existing financial and operational structure.

ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses increased to $2,085,513 in the three months ended June 30, 1998 from $704,577 for the same period for 1997. These costs represent 37% of revenues in 1998 compared to 30% for the same period in 1997. Substantially no benefits were obtained from costs synergies relating to the acquisitions. The resulting 23% increase in expenses was principally due to the Company's inability to consolidate the acquisitions into the existing organizational structure. In addition, as a result of rapid expansion and administrative inaccuracies, substantial expenses were incurred in administrative expenses relating to professional services, financial consulting and auditing fees. Other administrative costs were allowed to increase due to delays in billing, computer problems, duplicative employee positions and other administrative inadequacies (i.e. collection of receivables).

OPERATING (LOSS) PROFIT. The Company reported an operating loss of $1,552,122 for the three month period ended June 30, 1998 compared to a profit of $167,723 in 1997. This is attributable to the Company's inability to obtain costs synergies from the acquisitions made in late 1997 and in 1998. In addition, substantial increases in administrative costs were incurred at the Corporate Office location for professional services, financial consulting and auditing fees.

OTHER, NET. Other, net resulted in income of $24,890 in the three months ended June 30, 1998 as compared to an expense of $66,038 for the same period in 1997, due to the gain on sale of property during the period being offset against interest expense.

NET (LOSS) INCOME. The net loss for the three month period ended June 30, 1998 resulted primarily from the Company's inability to consolidate the acquisitions made in late 1997 and in 1998 into the existing organizational structure.

LIQUIDITY AND CAPITAL RESOURCES

On January 30, 1998, the Company sold 100% of the common stock of Kover to MPK holdings, LP ("MPK") MPK is owned by Phillip W. Kubec. The selling price approximated the book value of Kover. Accordingly there was no material gain or loss. The Company received aggregate consideration for the sale of Kover of $2.7 million, payable $1.2 million in cash at closing and the balance of $1.5 million in promissory notes

Due to the classification of the bank loan as a current liability to reflect the Company's non compliance with existing loan covenants, working capital was negative at June 30, 1998 compared to $_2,974,425 at December 31, 1997. Cash balances were reduced by $848,673, mainly due to operating activities utilizing $920,444. Investing activity provided a portion of the cash, principally from the proceeds from the sale of Kover of $1,200,000 reduced by $3,968,655 in capital expenditures and acquisitions of businesses during the period. The remaining cash needs were provided primarily from bank borrowings.

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

In June 1998, the Company acquired certain assets and assumed certain liabilities of Biotech Disposal, Inc. ("Biotech"). Biotech provided medical waste management services to generators of medical waste in Broward County, Florida. In connection with the purchase, the Company issued 26,666 shares of common stock with a guaranteed value after one year of $6.50.

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

In July 1998, the Company entered into an agreement to acquire Health Care Waste Services Corp., ("HCWS") a medical waste hauling company based in New York City
 . The Company anticipates the closing to occur in the fourth quarter of 1998 upon approval of the New York City Trade Commission. HCWS provides medical waste hauling and sharps reusable programs to hospitals and small quantity generators in the greater metropolitan New York City area. (See Subsequent Event Note 7 to the Financial Statements)

In August 1998 the Company entered into an agreement to acquire Sanford Motors, Inc. ("SMI") and its related companies. The closing is anticipated to occur in the third quarter of 1998, SMI operates a medical waste hauling operation in the Delaware Valley region of Pennsylvania and owns a 49% interest in an incineration facility in North Carolina.

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


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS- See note 7 to the financial statements

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         The Company held its 1998 annual meeting of shareholders on June 18, 1998 ("the Annual Meeting"). At the Annual Meeting, the Company's shareholders voted on the following matters: (a) election of Directors; and (b) to amend the Company's 1996 Employees Stock Option Plan.

Two Class II directors were elected at the Annual Meeting with the vote as indicated below:

                                       For                    Withheld
                                       ---                    --------
          Richard Green             3.098,013                  29,625
          William Dolan             3.098,093                  29,645

The amendment to the Company's 1996 Employee Stock Option Plan was approved at the Annual Meeting by the following votes:

                            For:                  1,765,163
                            Against:                146,343
                            Abstain:                 44,974
                            Not voted:            1,444,595

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27: Financial Data Schedules for June 1998

The Company did not file a Form 8-K for the three months ended June 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           Med/Waste, Inc.

Date:   August 17, 1999                    /s/ Carlos Campos
        -------------------                --------------------------
                                           President
                                           and Chief Executive Officer


Date:   August 17, 1999                    /s/ George Mas
        -------------------                -------------------------------
                                           George Mas,
                                           Vice President and Chief
                                           Financial Officer