Form 10QSB/A
period 1998-09-30
MED WASTE INC
filed 1999-08-17
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSBA

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT.

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


                                                                  September 30,
                                                                       1998
                                                                   As Restated
                                                                   (See Notes          December 31,
                                                                     1 and 6)               1997
                                                                   ------------       ------------
                                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents                                      $    461,406       $    984,708
    Accounts Receivable, Net of Allowances of 350,000 and
      40,000 in 1998 and 1997 respectively                            6,069,254          5,525,528
    Net Assets of Discontinued Operations                                                2,632,909
    Inventories                                                         354,391            238,653
    Prepaid Expenses and Other Current Assets                         1,271,814            735,779
                                                                   ------------       ------------
Total Current Assets                                               $  8,156,865       $ 10,117,577

Property, Plant and Equipment, Net                                   13,808,465         10,636,803
Excess of Purchase Price over Net Assets Acquired, Net               18,221,320         11,919,106
Other Assets                                                            139,663          2,095,578
Notes Receivable                                                        150,000                 --
                                                                   ------------       ------------
Total Assets                                                       $ 40,476,313       $ 34,769,064
                                                                   ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable and Accrued Liabilities                       $  4,775,204       $  2,511,280
    Current Portion of Notes Payables                                13,346,654          4,094,861
    Current Portion of Capital Lease Obligations                        648,825            397,371
    Income Tax Payable                                                                     116,000
    Customer Deposits                                                                       23,640
                                                                   ------------       ------------
Total Current Liabilities                                          $ 18,770,683       $  7,143,152
                                                                   ------------       ------------

Capital Lease Obligations, Less Current Portion                         799,803            502,239
Notes Payable and Debentures Less Current Portion                     3,296,869          8,496,605
Deferred Income Tax Liability and Other Liabilities                          --            702,000
                                                                   ------------       ------------
                                                                   $ 22,867,355       $ 16,843,996
                                                                   ------------       ------------

Shareholders' Equity:
    Series A Preferred Stock, .01 par value; 60,000
      shares authorized, 28,869 and 42,969 shares
      outstanding at 1998 and 1997 respectively                             289                430
    Common Stock, $.001 par value; 26,000,000 and 10,000,000
       Shares Authorized; 5,176,959 and 4,629,699
       Shares Issued and Outstanding                                      6,149              4,630
    Additional Paid-in Capital                                       23,031,351         18,625,685
    Warrant Subscriptions Receivable                                   (208,003)          (258,003)
    Retained Earnings (deficit)                                      (5,190,171)          (417,017)
                                                                   ------------       ------------
                                                                     17,639,615         17,955,725
     Less Cost of Treasury Stock: 11,824 Shares                         (30,657)           (30,657)
                                                                   ------------       ------------
    Total Shareholders' Equity                                       17,608,958         17,925,068
                                                                   ------------       ------------
Total Liabilities and Shareholders' Equity                         $ 40,476,313       $ 34,769,064
                                                                   ============       ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MED/WASTE, INC. SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended                   Nine Months Ended
                                                                 September 30                        September 30
                                                  ----------------------------------    ---------------------------------
                                                      As Restated                          As Restated
                                                  (See Notes 1 and 6)                   (See Notes 1 and 6)
                                                           1998              1997              1998               1997
                                                  -------------------    -----------    -------------------   -----------
Revenues                                               $ 6,790,677       $ 2,391,126       $ 18,471,767       $ 7,380,271
Costs and expenses:
Operating costs                                          4,730,114         1,490,671         15,474,910         4,838,551
Administrative and selling expenses                      3,035,622           580,917          6,415,352         1,891,803
Amortization of Intangibles                                211,442            27,506            382,244            59,386
                                                       -----------       -----------       ------------       -----------
Total                                                    7,977,178         2,099,094         22,372,506         6,789,740
                                                       -----------       -----------       ------------       -----------
Operating (loss) profit                                 (1,186,501)          292,032         (3,800,739)          590,536
Other, net                                              (1,023,876)         (118,810)        (1,358,489)         (245,682)
                                                       -----------       -----------       ------------       -----------
(Loss) Income from continuing before income taxes       (2,210,377)          173,222         (5,159,228)          344,584
Income taxes (benefit)                                          --                --            580,835                --
(Loss) Income from continuing operations                (2,210,377)          173,222         (4,578,393)          344,854
                                                       -----------       -----------       ------------       -----------
Discontinued operations, net of taxes                           --           202,690             14,102           379,285
Net (Loss) Income                                       (2,210,377)          375,912         (4,564,291)          724,139
Preferred stock dividend                                   (65,518)               --           (208,864)               --
                                                       -----------       -----------       ------------       -----------
Net Income available to common shareholders            $(2,275,895)      $   375,912       $ (4,773,155)      $   724,139
                                                       ===========       ===========       ============       ===========
(Loss) earnings per share - basic

From continuing operations                             $     (0.37)      $      0.05       $      (0.98)      $      0.08
Discontinued operations, net of taxes                                           0.05                                 0.09
                                                       ===========       ===========       ============       ===========
                                                       $     (0.37)      $      0.10       $      (0.44)      $      0.17
                                                       ===========       ===========       ============       ===========
Weighted average shares outstanding                      6,130,548         4,657,849          5,477,568         4,496,137

(Loss) earnings per share - diluted

From continuing operations                             $     (0.37)      $      0.05       $      (0.98)      $      0.10
Discounted operations, net of taxes
                                                       ===========       ===========       ============       ===========
                                                       $     (0.37)      $      0.09       $      (0.98)      $      0.17
                                                       ===========       ===========       ============       ===========
Weighted shares outstanding                            $ 6,130,548       $ 5,680,490       $  5,477,568       $ 5,521,778



                        CONSOLIDATED FINANCIAL STATEMENTS
                        MED/WASTE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended September 30
                                                                                 -------------------------------
                                                                                     1998              1997
                                                                                 -----------       -----------
                                                                                (UNAUDITED)
OPERATING ACTIVITIES:
Net (loss) earnings                                                              $(4,564,291)      $   344,854
Adjustments to reconcile net earnings to net cash (used) in operating activities:
      Depreciation and amortization                                                1,338,193           405,342
      Provision for doubtful notes and accounts receivable                           310,000            36,126
      Issuance of stock, options, and warrants for services                          439,138            38,233
      Other                                                                          195,168                --
    Changes in operating assets and liabilities net of effects of acquisitions:
      Decrease (increase) in accounts receivable                                    (429,261)       (1,259,823)
      (Increase) in notes receivables                                                     --          (662,000)
      Increase in inventories                                                        (90,313)           11,962
      Decrease (Increase) in prepaid expenses                                       (335,719)         (517,002)
      (Increase) Decrease in other assets                                           (731,172)       (2,029,417)
      (Decrease) in assets held for sale                                                  --           (82,441)
      Increase in accounts payable and accrued liabilities and income taxes
           payable                                                                 2,062,316          (945,397)
      (Decrease) increase in customer deposits                                       (23,638)          103,571
      Increase in deferred income tax liability                                     (580,835)               --
                                                                                 -----------       -----------
      Net cash provided by (used in) operating activities                         (2,410,414)       (1,498,737)

INVESTING ACTIVITIES:
    Proceeds on sale of Kover                                                      1,200,000                --
    Proceeds on note for sale of Kover                                             1,350,000                --
    Write off of equipment from fire damage                                               --         3,259,600
    Payment for purchase of Environmental Waste Reductions ("EWR")                        --        (1,825,000)
    Increase of net assets and liabilities of EWR                                         --        (1,840,508)
    Purchase of operating equipment                                               (1,524,814)       (2,736,476)
    Acquisition of businesses net of cash acquired                                (2,504,549)               --
                                                                                 -----------       -----------
    Net cash provided by investing activities                                     (1,479,363)       (2,736,476)

FINANCING ACTIVITIES:
    Increase (decrease) in line of credit and notes payable-net                    3,630,762           898,013
    Increase (decrease) in capital leases, net                                      (611,967)          495,349
    Proceeds from 10% convertible redeemable debentures                                   --         2,692,709
    Proceeds from assignment of Notes Receivable                                          --           251,000
    Issuance of common stock                                                         506,544         2,183,651
    Payment of stock subscription receivable                                          50,000                --
    Preferred stock dividend                                                        (208,864)               --
                                                                                 -----------       -----------
    Net cash (used) provided by financing activities                               3,366,475         6,520,722
                                                                                 -----------       -----------
      Increase (decrease) in cash and cash equivalents                              (523,302)        2,059,947
    Cash and cash equivalents at beginning of period                                 984,708            81,820
                                                                                 -----------       -----------
    Cash and cash equivalents at end of period                                   $   461,406       $ 8,662,489
                                                                                 ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Notes received for sale of Kover                                             $ (1,500.00)      $        --
    Notes issued for acquisition of Decatur                                         1,500.00                --
    Common stock issued for the acquisition of Decatur                               992,500                --
    Common stock issued for the acquisition of Med-Waste, Inc.                       310,000                --
    Common stock issued for the acquisition of Biomade assets                        550,000                --
    Common stock issued for the acquisition of Biotech                               196,000                --
    Notes received for exercising stock options                                      179,000                --
    Conversion of debentures to common stock                                       1,335,000                --
    Conversion of preferred to common stock                                        1,410,000                --
    Fixed assets acquired through capital leases                                   1,140,000           266,000
    Cash paid during the period for interest                                         641,000                --



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

In September 1998, the Company purchased BMW, a medical waste transportation company operating in West Virginia, Eastern Ohio and Western Pennsylvania. As part of the purchase price, the Company issued 16,000 shares of common stock valued at the then market value.

3. DEBENTURES AND NOTES PAYABLE

Debentures and Notes payable consist of the following at September 30, 1998:

           Term Loan                                $ 8,346,030
           Line of Credit                             4,609,381
           Notes payable                              3,688,112
           Total notes payable                       16,643,523
                                                    -----------
           Less: current portion                     13,346,654
                                                    -----------
           Total                                    $ 3,296,869
                                                    ===========


During the six months ended September 30, 1998 and 1997 interest expense was approximately $641,000 and $266,000 respectively.

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

Due to the losses incurred during the six month ended September 30, 1998 the Company is in violation of the financial covenants pertaining to the Credit Agreement with its bank. The Company has not obtained waivers from the bank and as such, has classified the line of credit and term loans outstanding at September 30, 1998 as current liabilities. (See Note 7)

4. NET INCOME PER COMMON SHARE

A reconciliation of the numerator and denominator of earnings per share for the quarters ended September 30 follows:


                                                   1998                                                  1997
                                 Income           Shares            Pre-Share         Income            Shares         Pre-Share
                               (Numerator)     (Denominator)         Amount         (Numerator)      (Denominator)      Amount
                               -----------     ------------        ----------       -----------      -------------     --------
(Loss) income before
discontinued operations        (5,159,228)                                             344,854

Less: Preferred stock
dividends                        (208,864)

Basic EPS  (Loss) income
available to common
shareholders                   (5,368,092)        5,477,568             (.98)          344,854         4,496,137           .08

Effect of Dilutive
Securities                                                                                             1,337,731

Warrants
Options

Reduction of Interest                                                                  205,679         1,025,641
                                                                                    ----------         ---------

Diluted EPS

Income (loss) available
to common shareholders         (5,368,092)        5,477,568             (.98)          534,533         6,859,509
                               -----------        ---------        ----------       ----------         ---------


Options to purchase 946,500 and 946,500 shares of common stock from $2.75 to $8.50 per share were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares for those years. The options, which expire from 1998 to 2002, were still outstanding at the end of September 1998. Stock warrants to purchase 141,000 and 116,000 shares of common stock from $4.25 to $8.70 per share were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the warrant exercise price was greater than the average market price of the common shares for those years. The warrants, which expire from 1998 to 2002, were still outstanding as of September 30,1998.

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

For the nine months ended September 30, 1998, the net loss from Kover was $2,948 with the sale of Kover creating a gain of $17,050; both are reported as discontinued operations.

In July 1998, MPK prepaid the MPK Note and Kover Note plus accrued interest. The Company received $1,350,000 in cash and a new $150,000 promissory note from MPK ("the New Note"). The New Note is payable interest only monthly at the rate of 8.25% per annum, with the principal balance due at the end of eleven years

6. RESTATEMENT

In July of 1999 after an investigation by new management and special counsel appointed by the Audit Committee of the Board of Directors the Company determined that in the 1998 financial statements included in Form 10-QSB for each of the quarters of 1998, certain revenues were improperly recognized, certain costs and allowances were not accrued or were improperly recorded and certain costs were improperly deferred. As a result, the accompanying consolidated financial statements as of September 30, 1998 and for the three and six month then ended, present restated results. The investigation concluded that no restatement is necessary for the same period in 1997.

A summary of the effects of the restatement for the nine months ended September 30, 1998 follows:




                                    NEXT PAGE

                        MED/WASTE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                    September 30, 1998
                                                                             ------------------------------
                                                                             As Previously
                                                                               Reported         As Restated
                                                                             ------------       -----------
ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents                                                $    455,285           461,406
    Accounts Receivable, Net of Allowances                                      8,261,340         6,069,254
    Net Assets of Discontinued Operations
    Inventories                                                                   354,391           354,391
    Prepaid Expenses and Other Current Assets                                   2,280,452         1,271,814
                                                                             ------------       -----------
Total Current Assets                                                         $ 11,351,468         8,156,865

Property, Plant and Equipment, Net                                             14,228,913        13,808,465
Excess of Purchase Price over Net Assets Acquired, Net                         19,367,356        18,221,320
Other Assets                                                                      630,663           139,663
Notes Receivable                                                                  607,398           150,000
                                                                             ------------       -----------
Total Assets                                                                 $ 46,185,798        40,476,313
                                                                             ============       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable and Accrued Liabilities                                 $  3,392,938         4,775,204
    Current Portion of Notes Payables                                             391,243        13,346,654
    Current Portion of Capital Lease Obligations                                  648,825           648,825
    Income Tax Payable                                                            116,000
    Customer Deposits                                                                  --
                                                                             ------------       -----------
Total Current Liabilities                                                    $  4,549,006        18,770,683

Capital Lease Obligations, Less Current Portion                                   799,803           799,803
Notes Payable and Debentures Less Current Portion                              16,252,280         3,296,869
Deferred Income Tax Liability and Other Liabilities                             1,002,000
                                                                             ------------       -----------
                                                                             $ 22,603,089        22,867,355
Shareholders' Equity:
    Series A Preferred Stock, $.01 par value; 60,000
     Shares Authorized; 28,869 and 42,969 Shares Outstanding
     at 1998 and 1997 respectively                                                    289               289
    Common Stock, $.001 par value; 26,000,000 Shares Authorized;
     and 6,149,154 Shares Issued and Outstanding                                    6,149             6,149
    Additional Paid-in Capital                                                 22,948,851        23,031,351
    Warrant Subscriptions Receivable                                             (208,003)         (208,003)
    Retained Earnings (deficit)                                                   866,080        (5,190,171)
                                                                             ------------       -----------
                                                                               23,613,366        17,639,615
    Less Cost of Treasury Stock: 11,824 Shares                                    (30,657)          (30,657)
                                                                             ------------       -----------
    Total Shareholders' Equity                                                 23,582,709        17,608,958
                                                                             ------------       -----------
Total Liabilities and Shareholders' Equity                                   $ 46,185,798        40,476,313
                                                                             ============       ===========



                          MED/WASTE, INC. SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                   --------------------------------------
                                                       As previously
                                                         Reported        As Restated
                                                    ----------------   ------------------
Revenues                                               $ 8,389,733        6,790,677
Costs and expenses:
Operating costs                                          3,798,542        4,730,114
Administrative and selling expenses                      2,996,007        3,035,622
Amortization of Intangibles                                165,082          211,442
                                                       -----------       ----------
Total                                                    6,950,631        7,977,178
                                                       -----------       ----------
Operating (loss) profit                                  1,430,102       (1,186,501)
Other, net                                                (641,008)      (1,023,876)
                                                       -----------       ----------
(Loss) Income from continuing before income taxes          789,094       (2,210,377)
Income taxes                                               361,538               --
                                                       -----------       ----------
(Loss) Income from continuing operations                   427,556       (2,210,377)
Discontinued operations, net of taxes                           --               --
                                                       -----------       ----------
Net (Loss) Income                                          427,556       (2,210,377)
Preferred stock dividend                                   (65,518)         (65,518)
                                                       -----------       ----------
Net Income available to common shareholders            $   362,058       (2,275,895)
                                                       ===========       ==========
(Loss) Earnings per share - basic
From continuing operations                             $      0.06            (0.37)
Discontinued operations, net of taxes
                                                       -----------       ----------
                                                       $      0.06            (0.37)
                                                       ===========       ==========
Weighted average shares outstanding                      6,130,548        6,130,548

(Loss) earnings per share - diluted
from continuing operations                                    0.05            (0.37)
Discounted operations, net of taxes
                                                       -----------       ----------
                                                              0.05            (0.37)
                                                       ===========       ==========
Weighted shares outstanding                              6,130,548        6,130,549



                          MED/WASTE, INC. SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                     -------------------------------------
                                                        As previously
                                                         Reported         As Restated
                                                       ------------       -----------
Revenues                                               $ 20,656,106        18,471,767
Costs and expenses:
Operating costs                                          12,449,544        15,474,910
Administrative and selling expenses                       4,508,905         6,415,352
Amortization of Intangibles                                 363,653           382,244
                                                       ------------       -----------
Total                                                    17,722,102        22,372,506
                                                       ------------       -----------
Operating (loss) profit                                   2,934,004        (3,800,739)
Other, net                                                 (975,621)       (1,358,489)
                                                       ------------       -----------
(Loss) Income from continuing before income taxes         1,958,383        (5,159,228)
Income taxes benefit                                        611,538           580,835
                                                       ------------       -----------
(Loss) Income from continuing operations                 11,346,845        (4,578,393)
Discontinued operations, net of taxes                        14,102            14,102
                                                       ------------       -----------
Net (Loss) Income                                         1,360,947        (4,564,291)
Preferred stock dividend                                    208,864          (208,864)
                                                       ------------       -----------
Net Income available to common shareholders            $  1,152,083        (4,773,159)
                                                       ============       ===========
(Loss) Earnings per share - basic

From continuing operations                             $       0.21             (0.10)
Discontinued operations, net of taxes
                                                       ------------       -----------
                                                       $       0.21             (0.44)
                                                       ============       ===========
Weighted average shares outstanding                       5,477,568         5,477,568

(Loss) earnings per share - diluted

from continuing operations                                    0.017             (0.98)
Discounted operations, net of taxes                              --
                                                       ------------       -----------
                                                              0.017             (0.98)
                                                       ============       ===========
Weighted shares outstanding                               6,859,509         5,477,568



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

ACQUISITIONS

In January 1999 the Company terminated its agreement to acquire Health Care Services Corp. of New York City.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH SEPTEMBER 30, 1997

REVENUES. For the nine months ended September 30, 1998, the Company had revenues of $18,471,761, an increase of 150% from the $7,389,276 for the same period in 1997. The increase can be attributed primarily to the acquisitions of Incendere Inc., SDSPA and SDSGA in 1997 and Target and Decatur in June of 1999.

OPERATING COSTS. Consolidated operating costs amounted to $15,474,910, or 84% of revenues, for the nine months ended September 30, 1998, as compared to $4,838,551, or 65% of revenues, for the same period in 1997. Substantially no benefits were obtained from costs synergies relating to the acquisitions made in late 1997 and in 1998 due to the Company's inability to consolidate the new organizations into the existing financial and operational structure.

ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses increased to $6,415,352 for the nine months ended September 30, 1998 from $1,891,803 for the same period for 1997. These costs represent 35% of revenues in 1998 as compared to 25% in 1997. This 40% increase is attributed to substantially no benefits being obtained from costs synergies relating to the acquisitions principally due to the Company's inability to consolidate the acquisitions into the existing organizational structure. Instead, many of the costs were duplicated by having similar overhead departments at the various locations. In addition, as a result of rapid expansion and administrative inaccuracies, substantial expenses were incurred in administrative expenses relating to professional services, financial consulting and auditing fees. Other administrative costs were allowed to increase due to delays in billing, computer problems, duplicative employee positions and other administrative inadequacies (i.e. collection of receivables).

OPERATING (LOSS) PROFIT. The Company reported an operating loss of $3,800,739 for the nine month period ended September 30, 1998 compared to a profit of $590,536 in 1997. This is attributable to the Company's inability to obtain costs synergies from the acquisitions made in late 1997 and in 1998. In addition, substantial increases in administrative costs were incurred at the Corporate Office location for professional services, financial consulting and auditing fees.

OTHER, NET. Other, net amounted to an expense of $1,358,489 in the nine months ended September 30, 1998 as compared to an expense of $245,682 for the same period in 1997. The increase can be attributed to the higher debt in 1998 and was partially offset by a gain in the sale of property during the period.

NET (LOSS) INCOME. The net loss for the nine months ended September 30, 1998 resulted primarily from the Company's inability to consolidate the acquisitions made in late 1997 and during 1998 into the existing organizational structure.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH SEPTEMBER 30, 1997

REVENUES. For the three months ended September 30, 1998, the Company had revenues of $6,790,677, an increase of 184% from the $2,391,126 for the same period in 1997. The increase can be attributed primarily to the acquisitions of Incendere Inc., SDSPA and SDSGA in 1997 and Target, Decatur in 1998.

OPERATING COSTS. Consolidated operating costs amounted to $4,730,114, or 70% of revenues, in the three months ended September 30, 1998, as compared to $1,490,671, or 62% of revenues, for the same period in 1997. This can be attributed to substantially no benefits being obtained from costs synergies relating to the acquisitions made in late 1997 and 1998 due to the Company's inability to consolidate the new organizations into the existing financial and operational structure.

ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses increased to $3,035,622 in the three months ended September 30, 1998 from $580,917 for the same period for 1997. These costs represent 45% of revenues in 1998 compared to 24% for the same period in 1997. Substantially no benefits were obtained from costs synergies relating to the acquisitions made in 1997 and 1998. The resulting 101% increase in expenses was principally due to the Company's inability to consolidate the acquisitions into the existing organizational structure. In addition, as a result of rapid expansion and administrative inaccuracies, substantial expenses were incurred in administrative expenses relating to professional services, financial consulting and auditing fees. Other administrative costs were allowed to increase due to delays in billing, computer problems, duplicative employee positions and other administrative inadequacies (i.e. collection of receivables).

OPERATING (LOSS) PROFIT. The Company reported an operating loss of $1,186,521 for the three month period ended September 30, 1998 compared to a profit of $292,032 in 1997. This is attributable to the Company's inability to obtain costs synergies from the acquisitions made in late 1997 and in 1998. In addition, substantial increases in administrative costs were incurred at the Corporate Office location for professional services, financial consulting and auditing fees.

OTHER, NET. Other, net resulted in an expense of $1,023,876 in the three months ended September 30, 1998 as compared to an expense of $118,810 for the same period in 1997. This can be primarily attributed to the increase in interest costs due to the higher amount of debt incurred in relationship to the acquisitions made in late 1997 and 1998.

NET (LOSS) INCOME. The net loss for the three month period ended September 30, 1998 resulted primarily from the Company's inability to consolidate the acquisitions made in late 1997 and in 1998 into the existing organizational structure and the higher costs of carrying the additional debt.

LIQUIDITY AND CAPITAL RESOURCES

On January 30, 1998, the Company sold 100% of the common stock of Kover to MPK holdings, LP ("MPK") MPK is owned by Phillip W. Kubec. The selling price approximated the book value of Kover. Accordingly there was no material gain or loss. The Company received aggregate consideration for the sale of Kover of $2.7 million, payable $1.2 million in cash at closing and the balance of $1.5 million in promissory notes

Due to the classification of the bank loan as a current liability to reflect the Company's non compliance with existing loan covenants, working capital was negative at September 30, 1998 compared to $2,974,425 at December 31, 1997. Cash balances were reduced by $523,302, mainly due to operating activities utilizing $2,410,414. Investing activity provided the cash, principally from the proceeds from the sale of Kover of $1,200,000 and proceeds from the note from Kover, $1,350,000 reduced by $1,524,814 in capital expenditures during the period.

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

In July 1998, the Company entered into an agreement to acquire Health Care Waste Services Corp., ("HCWS") a medical waste hauling company based in New York City. The Company anticipates the closing to occur in the fourth quarter of 1998 upon approval of the New York City Trade Commission. HCWS provides medical waste hauling and sharps reusable programs to hospitals and small quantity generators in the greater metropolitan New York City area. (See Subsequent Event Note 7 to the Financial Statements)

In August 1998 the Company entered into an agreement to acquire Sanford Motors, Inc. ("SMI") and its related companies. The closing is anticipated to occur in the fourth quarter of 1998, SMI operates a medical waste hauling operation in the Delaware Valley region of Pennsylvania and owns a 49% interest in an incineration facility in North Carolina.

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

ITEM 1.      LEGAL PROCEEDINGS- See note 7 to the financial statements

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         NONE

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27: Financial Data Schedules for September 1998

The Company did not file a Form 8-K for the three months ended September 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      Med/Waste, Inc.



Date: August 17, 1999                 /s/ Carlos Campos
      -------------------             ---------------------------------------
                                      President and Chief Executive Officer



Date: August 17, 1999                 /s/ George Mas
      -------------------             ---------------------------------------
                                      George Mas,
                                      Vice President and Chief
                                      Financial Officer