Form 10QSB
period 1999-03-31
MED WASTE INC
filed 1999-09-02
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

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



                                (305) 819 - 8877
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock $.001 par value as of August 19, 1999 was 6,733,980.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        MED/WASTE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                             March 31 1999  December 31, 1998
                                                             -------------  -----------------
                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents                                $    214,668    $    113,146
    Accounts Receivable, Net of Allowances of $686,000
        and $740,000 in 1999 and 1998 respectively              5,654,449       5,713,044
    Inventories                                                   356,123         352,941
    Prepaid Expenses and Other Current Assets                   1,075,478       1,359,436
                                                             ------------    ------------
Total Current Assets                                         $  7,300,718       7,538,567

Property, Plant and Equipment, Net                             14,034,751      14,172,260
Goodwill                                                       19,766,601      19,906,832
Other Intangibles, net                                          6,741,685       6,955,707
Other Assets                                                      972,500         715,279
Investment in unconsolidated subsidiary                           759,339         717,399
Notes Receivable                                                  150,000         150,000
                                                             ------------    ------------
Total Assets                                                 $ 49,725,594    $ 50,156,044
                                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable and Accrued Liabilities                 $  6,948,538    $  6,679,770
    Current Portion of Notes Payables                          21,690,488      20,120,645
    Current Portion of Capital Lease Obligations                  597,145         679,935
    Customer Deposits                                              19,566          19,566
                                                             ------------    ------------
Total Current Liabilities                                      29,255,737      27,449,916

Capital Lease Obligations, Less Current Portion                   797,435         901,634
Notes Payable Less Current Portion                              1,931,535       1,957,023
                                                             ------------    ------------
                                                               31,984,707      30,358,573
Shareholders' Equity:
    Series A Preferred Stock, .01 par value; 60,000 shares
        Authorized; 28,869 Shares Outstanding                         289             289
    Common Stock, $.001 par value; 10,000,000
       Shares Authorized; 6,653,647 and 6,650,647
       Shares Issued and Outstanding in 1999 and 1998
         respectively                                               6,653           6,651
    Additional Paid-in Capital                                 30,322,505      30,289,507
    Warrant Subscriptions Receivable                             (357,266)       (387,466)
    Retained Earnings (deficit)                               (12,200,637)    (10,080,853)
                                                             ------------    ------------
                                                               17,771,544      19,828,128
     Less Cost of Treasury Stock: 11,824 Shares                   (30,657)        (30,657)
                                                             ------------    ------------
    Total Shareholders' Equity                                 17,740,887      19,797,471
                                                             ------------    ------------
Total Liabilities and Shareholders' Equity                   $ 49,725,594    $ 50,156,044
                                                             ============    ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MED/WASTE, INC. SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     Three Months Ended March 31
                                                                                   -------------------------------
                                                                                      1999                1998
                                                                                   ------------        -----------
Revenues                                                                           $ 7,063,438         $ 6,082,786
                                                                                   -----------         -----------
Costs and expenses:

Operating costs                                                                      5,858,092           5,702,247
Administrative and selling expenses                                                  2,180,108           1,294,217
Amortization of Intangibles                                                            343,255             148,438
                                                                                   -----------         -----------
Total                                                                                8,381,455           7,144,902
                                                                                   -----------         -----------
Operating loss                                                                      (1,318,017)         (1,062,116)
Other, net                                                                            (736,250)           (345,401)
                                                                                   -----------         -----------
Loss before income taxes                                                            (2,054,267)         (1,407,517)
Income taxes (benefit)                                                                      --            (478,555)
                                                                                   -----------         -----------
Net Loss                                                                            (2,054,267)           (928,962)
Preferred stock dividend                                                               (65,517)            (77,842)
                                                                                   -----------         -----------
Net loss available to common shareholders                                          $(2,119,784)        $(1,006,804)
                                                                                   ===========         ===========
Loss per share - basic and diluted                                                 $      (.32)        $      (.21)
                                                                                   ===========         ===========
Weighted average shares outstanding                                                  6,650,211           4,862,629



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS
                        Med/Waste, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                        ---------------------------
                                                                           1999          1998
                                                                        ------------   ------------
OPERATING ACTIVITIES:
Net Loss                                                                $(2,054,267)   $  (928,962)
Adjustments to reconcile net earnings to net cash (used) in operating activities:
     Depreciation and amortization                                          823,562        408,844
     Provision for doubtful notes and accounts receivable                    60,794        118,000
     Equity in net income of unconsolidated subsidiary                      (41,940)            --
     Issuance of stock, options, and warrants for services                   33,000             --
     Other                                                                                 (67,091)

Changes in operating assets and liabilities net of effects of acquisitions:
      (Increase) decrease in accounts receivable                             (2,199)        10,521
      (Increase) in notes receivables                                            --           (770)
      (Increase) in inventories                                              (3,182)      (195,855)
      Decrease in prepaid expenses                                          283,958        245,415
      (Increase) in other assets                                           (246,223)      (891,790)
      Increase in accounts payable and accrued liabilities                  268,768        191,336
      (Decrease) in customer deposits                                            --         (3,304)
      Increase in deferred income tax liability and other                                  101,769
                                                                        -----------    -----------
      Net cash used in operating activities                                (877,729)    (1,011,887)


INVESTING ACTIVITIES:
      Proceeds on sale of Kover                                                  --      1,200,000
      Purchase of operating equipment                                      (342,798)      (482,812)
                                                                        -----------    -----------
      Net cash (used) provided by investing activities                     (342,798)       717,188

FINANCING ACTIVITIES:
      Increase (decrease) in line of credit and notes payable-net         1,544,355       (507,720)
      (Decrease) Increase in capital leases, net                           (186,989)       251,195
      Issuance of common stock                                                   --        105,000
      Preferred stock dividend                                              (65,517)       (77,842)
      Payment of stock subscription receivable                               30,200         50,000
                                                                        -----------    -----------
      Net cash provided (used) by financing activities                    1,322,049       (179,367)
                                                                        -----------    -----------
      Increase (decrease) in cash and cash equivalents                      101,522       (474,066)
      Cash and cash equivalents at beginning of period                      113,146        984,708
                                                                        -----------    -----------
      Cash and cash equivalents at end of period                        $   214,668    $   510,642
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Notes received for sale of Kover                                                 $(1,500,000)
      Common stock issued for the acquisition of Med-Waste, Inc.                           310,000
      Cash paid during the period for interest                          $   480,000        280,000
      Conversion of Preferred to Common Stock                                            1,410,000
      Conversion of debentures to Common Stock                                             225,000

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




BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for 1998. These interim results of operations are not necessarily indicative of results for the entire year.

Certain reclassifications were made to the 1998 financial statements to conform to the 1999 presentation.

RESTATEMENT

On March 8, 1999, the Company announced that it may be required to restate the earnings reported during 1998. After a further investigation and the recommendation of new management, the Audit Committee of the Board of Directors appointed an independent counsel to review its accounting and reporting practices. The Company restated its previously issued financial statements for three quarters ended in March 31, June 30 and September 30, 1998. These statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for 1998. The financial statements presented for the three month period ended March 31, 1998 are the restated financial statements previously filed.

2.       ACQUISITIONS.

No acquisitions were made by the Company during the three months ended March 31, 1999.

In January 1999, the Company terminated its Agreement to acquire Health Care Waste Services Corp. of New York City. All capitalized costs related to this activity were expensed in 1998.

3.       NOTES PAYABLE

Notes payable consist of the following at March 31, 1999:

           Term Loan                                            $16,200,000
           Line of Credit                                         3,500,000
           Notes payable                                          3,922,023
                                                                -----------
           Total notes payable                                   23,622,023
           Less: current portion                                 21,690,488
                                                                -----------
           Long Term Portion                                     $1,931,535
                                                                ===========

During the three months ended March 31, 1999 and 1998 interest expense was approximately $565,000 and $280,000 respectively.

In January 1999, the Company refinanced the line of credit and term loans with its existing bank through a new Credit Agreement. The Credit Agreement includes a revolving credit loan for $10,000,000 and a convertible credit loan of $25,000,000. Generally, borrowings under the revolving credit loan may not exceed 80% of the Company's eligible accounts receivable, as defined. Provided that no default or event of default, as defined, has occurred, the total principal balance of the convertible credit loan would be converted to a term loan on July 31, 2000 and would be payable monthly in an amount equal to one eighty-fourth (1/84th) of the aggregate principal balance of the converted loan. Final payment plus accrued interest would then be due on July 31, 2004. The revolving credit loan was due July 31, 1999. Interest on the revolving credit loan and convertible credit loan is payable monthly at a rate equal to the Prime Rate or the LIBOR Rate plus or minus an applicable margin as defined in the Credit Agreement. The Credit Agreement requires the Company to maintain minimum levels of liquidity, profitability and net worth. The Company is currently in violation of all of the financial covenants pertaining to the Credit Agreement. The Company has not obtained waivers from the bank and as such, has classified the line of credit and term loans outstanding at March 31, 1999 and December 31, 1998 as current liabilities. Because of the violations, the Company is not currently eligible to convert the term loan as described above. The Company has been negotiating with its lenders for the purposes of restructuring the Company's debt and these lenders have not called the outstanding balances.





4.       NET LOSS PER COMMON SHARE

A reconciliation of the numerator and denominator of earnings per share for the three months ended March 31, 1999 and 1998 follows:


                                                 1999                                                1998
                              Income           Shares           Per-Share          Income           Shares         Per-Share
                            (Numerator)     (Denominator)         Amount        (Numerator)      (Denominator)       Amount
                            -----------     -------------      -----------      -----------      -------------   ---------------
Net loss                      $(1,667,253)                                       $(943,064)
Less: Preferred stock
  dividends                       (65,517)                                         (77,842)
Basic and diluted EPS and Loss
  available to common
  shareholders                 (1,732,770)        6,650,211       $(.26)        (1,020,906)            4,862,628      $(.21)
                              -----------        ----------       -----        -----------            ----------      -----


Options to purchase 2,104,800 shares of common stock from $2.125 to $6.063 per share were outstanding as of March 31, 1999. The options expire at various dates through 2003. Stock warrants to purchase 626,150 shares of common stock from $2.75 to $8.00 were outstanding as of March 31, 1999. The warrants expire at various dates through 2004. In both 1999 and 1998, no options or warrants were included in the computation of earnings per share because their inclusion would have an anti-dilutive effect.

5.       RESTATEMENT

In July 1999, after an investigation by new management and special counsel appointed by the Audit Committee of the Board of Directors, the Company determined that in the 1998 financial statements included in Form 10-QSB for each of the quarters of 1998, certain revenues were improperly recognized, certain costs and allowances were not accrued or were improperly recorded and certain costs were improperly deferred. As a result, the accompanying consolidated financial statements as of March 31, 1998 and for the three month then ended, present restated results as previously filed.

6.       SUBSEQUENT EVENTS

SEC INQUIRY

By letter dated July 19, 1999, the Securities and Exchange Commission ("SEC") advised the Company that it is conducting an informal inquiry into the accounting procedures utilized by the Company. The SEC has requested that the Company voluntarily provide certain records and other information. The Company is complying fully with such request and will continue to cooperate with the SEC in its inquiry.

7. LITIGATION

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

On January 7, 1999, the Company terminated Mr. W. Fred Bonham's employment for "cause". On April 9, 1999, Bonham filed a complaint against the Company.
Mr. Bonham alleges in his complaint that the Company violated his Employment Agreement by failing to pay Bonham certain compensation after his discharge from the Company. In his complaint, Bonham seeks compensatory damages, pre-judgement interest, costs and reasonable attorney's fees. Specifically, Bonham seeks his base salary ($175,000) due for the remaining term of his Employment Agreement, as well as various stock options. This case is in the early stages of discovery. Accordingly, the Company and counsel are unable to predict the outcome of this case at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH MARCH 31, 1998

REVENUES. For the three months ended March 31, 1999, the Company had revenues of $7,063,438, an increase of 16% from $6,082,786 for the same period in 1998. This increase is substantially less from what would be expected after the acquisitions of Target, Decatur, SMI and BMW, all of which occurred subsequent to the first quarter of 1998. Prior management's inability to consolidate the acquisitions into its existing operational structure contributed to the limited growth gained from these acquisitions. Operational problems throughout the organization resulted in negative internal growth and negated the already limited growth brought about from the acquisitions. During and subsequent to March 1999, substantial changes were made by new management to improve marketing strategies and operational controls so that the sales growth trend can be improved in the future.

OPERATING COSTS. Consolidated operating costs amounted to $5,858,092, or 83% of revenues, in the three months ended March 31, 1999, as compared to $5,702,247, or 93% of revenues, for the same period in 1998. Although the costs as a percent of revenues improved by 12%, the reduction is not considered sufficient to what should be expected if more synergies could be obtained from the acquisitions made during 1998. During the period ended March 31, 1999, and thereafter, several operational changes were made by new management to reduce operating costs.

ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses increased to $2,180,108 in the three months ended March 31, 1999 from $1,294,217 for the same period for 1998. These costs represent 31% of revenues in 1999 compared to 21% in 1998. This 47% increase was due to prior management inability to obtain synergies from the acquisitions made in late 1997 and during 1998. In March 1999, and thereafter, significant changes were made by new management to reduce administrative and selling expenses.

OPERATING LOSS. The Company reported an operating loss of $1,318,017 for the three-month period ended March 31, 1999 compared to a loss of $1,062,116 in 1998. During the three month period ended March 31, 1999 the operational problems, which evolved during 1998 continued. It was not until new management made some significant changes during and subsequent to the period ended March 31, 1999 that these operational and management inefficiencies were addressed. Many of these changes did not have an impact in the period but should improve results in future periods.

OTHER, NET. Other, net increased to an expense of $736,250 in the three months ended March 31, 1999 as compared to an expense of $345,401 for the same period in 1998. The increase can be attributed to an increase of interest expense of $285,000 due to an increase in interest bearing debt of approximately $12 million. Also, approximately $280,000 of fees and other costs related to the refinancing of the line of credit and term loan were expensed because the Company is not in compliance with the loan covenants and the loans have been classified as short term liabilities.

NET LOSS. The net loss for 1999 of $2,054,267 for the three-month period ended March 31, 1999 compared to a net loss of $928,962 for the same period in 1998. The loss for the 1998 period was reduced by the effect of an income tax benefit of $478,555 resulting from the reversal of certain deferred tax liabilities. The loss for 1999 can be attributed to the operational deficiencies and problems encountered in integrating acquisitions made in late 1997 and 1998. The substantial inefficiencies and operational problems, which arose during 1998, carried over into 1999.

It was not until late March 1999, and thereafter, that new management made significant operational changes that should result in reversing the unfavorable operational trend established during 1998.

LIQUIDITY AND CAPITAL RESOURCES

Due to the classification of the bank loan as a current liability to reflect the Company's non compliance with existing loan covenants, working capital was negative at March 31, 1999 and at December 31, 1998. Cash balances remained relatively unchanged from December 31 1998 to March 31, 1999 as the Company operated without a line of credit and under severe operational constraints resulting from its announcement in March 1999 that it would be required to restate its results for the first three quarters of 1998. During the period, the Company met its obligations only through extreme cash management measures which included delaying payments to certain vendors and re-negotiating payment terms. Prior to uncovering the erroneous accounting and reporting that transpired during 1998 the Company borrowed $600,000 from its acquisition line of credit negotiated in January 1999. Substantially all proceeds were used to pay for capital expenditures and related expenses incurred in 1998. After the determination was made that a restatement would be required the Company immediately notified its banks and was allowed to draw $500,000 from its line of credit. These proceeds were used to meet pressing accounts payable requirements. Since that time, the line of credit has been frozen and the Company has met its obligations from cash provided by operations.

MANAGEMENT CHANGES AND OTHER MATTERS

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

During the period ended March 31, 1999, new management spent a significant part of its time dealing with the investigation of the events of 1998. Although some changes were made by new management upon their employment, most of the cost reduction and operational efficiencies measures taken to reverse the negative trends established in 1998 did not occur until March 1999 or thereafter. It is expected that these measures will have a substantial positive effect on results of operations in future periods.

GOING CONCERN

The Company's consolidated financials statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 1997 and 1998, the Company purchased several companies in the medical waste business in contemplation of integrating the acquisitions into the Company's core business. Unfortunately, the Company was unable to successfully integrate and achieve profitability from these acquisitions. In addition, internal growth was limited due to the Company's inability to formulate an effective marketing plan, integrate its acquisitions and manage the Company's growth. During the three months ended March 31,1999, and thereafter, new management began its plan to aggressively control costs, control expansion efforts and focus on the Company's core business. The Company is currently seeking $2 million of working capital for operations and capital of approximately $6 million for required improvements to the SDSSC incinerator during 1999 to 2000 to meet new emission standards. In addition, the Company will seek another $1 million for other company-wide improvements.

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

                                         Med/Waste, Inc.



Date:   September 2, 1999                /s/ Carlos Campos
        -------------------              --------------------------
                                         President and Chief Executive Officer



Date:   September 2, 1999                /s/ George Mas
        -------------------              ---------------------------------------
                                         George Mas,
                                         Vice President and Chief
                                         Financial Officer