Form 10QSB
period 1999-06-30
MED WASTE INC
filed 1999-09-02
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10 - QSB

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         AC

          For the transition period from ____________ to _____________

                        COMMISSION FILE NUMBER: 0-22294
                                                -------


                                MED/WASTE, INC.
------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)




                  DELAWARE                                65-0297759
---------------------------------------          --------------------------

(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


              6175 NW 153 STREET, SUITE 324, MIAMI LAKES, FL 33014
------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                (305) 819 - 8877
------------------------------------------------------------------------------
                          (Issuer's telephone number)


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

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                        MED/WASTE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1998

                                                                 June 30, 1999         December 31, 1998
                                                               ----------------        -----------------
                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents                                      $    155,992            $    113,146
    Accounts Receivable, Net of Allowances of
     $573,000 and $740,000 in 1999 and 1998
     respectively                                                     5,463,427               5,713,044
    Inventories                                                         271,502                 352,941
    Prepaid Expenses and Other Current Assets                           888,377               1,359,436
                                                                   ------------            ------------
Total Current Assets                                               $  6,779,298               7,538,567

Property, Plant and Equipment, Net                                   13,564,605              14,172,260
Goodwill                                                             19,614,925              19,906,832
Other Intangibles, net                                                6,555,055               6,955,707
Other Assets                                                            979,521                 715,279
Investment in unconsolidated subsidiary                                 801,339                 717,399
Notes Receivable                                                        150,000                 150,000
                                                                   ------------            ------------
Total Assets                                                       $ 48,444,743            $ 50,156,044
                                                                   ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable and Accrued Liabilities                       $  7,146,303            $  6,679,770
    Current Portion of Notes Payables                                23,214,777              20,120,645
    Current Portion of Capital Lease Obligations                        592,148                 679,935
    Customer Deposits                                                        --                  19,566
                                                                   ------------            ------------
Total Current Liabilities                                            30,953,228              27,449,916

Capital Lease Obligations, Less Current Portion                         727,444                 901,634
Notes Payable and Less Current Portion                                  404,819               1,957,023

                                                                   ------------            ------------
                                                                     32,085,491              30,358,573
Shareholders' Equity:
    Series A Preferred Stock, .01 par value; 60,000                         298                     289
        shares Authorized; 29,662 and 28,869 Shares
        Outstanding in 1999 and 1998 respectively
    Common Stock, $.001 par value; 10,000,000
        Shares Authorized; 6,654,813 and 6,651,647
        Shares Issued and Outstanding in 1999 and
        1998 respectively                                                 6,655                   6,651
    Additional Paid-in Capital                                       30,388,935              30,289,507
    Warrant Subscriptions Receivable                                   (346,054)               (387,466)
    Retained Earnings (deficit)                                     (13,659,925)            (10,080,853)
                                                                   ------------            -------------
                                                                     16,389,909              19,828,128
     Less Cost of Treasury Stock: 11,824 Shares                         (30,657)                (30,657)
                                                                   ------------            ------------
    Total Shareholders' Equity                                       16,359,252              19,797,471
                                                                   ------------            ------------
Total Liabilities and Shareholders' Equity                         $ 48,444,743            $ 50,156,044
                                                                   ============            ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MED/WASTE, INC. SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Three Months Ended                     Six Months Ended
                                                        June 30                                June 30
                                               1999                1998                1999                 1998
                                           ------------        ------------        ------------         ------------
Revenues                                   $  6,892,875        $  5,598,304        $ 13,956,313         $ 11,681,090
Costs and expenses:
Operating costs                               5,548,743           5,042,549          11,406,835           10,744,796
Administrative and selling expenses           1,918,609           2,085,513           4,098,717            3,379,730
Amortization of Intangibles                     343,249              22,364             686,504              170,802
                                           ------------        ------------        ------------         ------------
Total                                         7,810,601           7,150,426          16,192,056           14,295,328
                                           ------------        ------------        ------------         ------------
Operating loss                                 (917,726)         (1,552,122)         (2,235,743)          (2,614,238)
Other, net                                     (476,045)             24,890          (1,212,295)            (320,511)
                                           ------------        ------------        ------------         ------------
Loss before income taxes                     (1,393,771)         (1,527,232)         (3,448,038)          (2,934,749)
Income taxes (benefit)                               --            (102,280)                                (580,835)
                                           ------------        ------------        ------------         ------------
Net loss                                     (1,393,771)         (1,424,952)         (3,448,038)           2,353,914
Preferred stock dividend                        (65,517)            (65,504)           (131,034)            (143,346)
                                           ------------        ------------        ------------         ------------
Net loss available to common
 shareholders                              $ (1,459,288)       $ (1,490,456)       $ (3,579,072)        $ (2,497,260)
                                           ============        ============        ============         ============
Loss per share - basic and diluted         $      (0.22)       $       (.28)       $      (0.54)        $       (.49)
Weighted average shares outstanding           6,652,828           5,334,780           6,652,575            5,146,130


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED FINANCIAL STATEMENTS
                        Med/Waste, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (UNAUDITED)


                                                                                     SIX MONTHS ENDED
                                                                                     ----------------
                                                                                          JUNE 30
                                                                                          -------
                                                                                 1999                1998
                                                                             -------------       -------------
OPERATING ACTIVITIES:
Net (loss) earnings                                                          $ (3,448,038)       $ (2,353,914)
Adjustments to reconcile net earnings to net cash (used) in operating activities,
      Depreciation and amortization                                             1,649,009             746,044
      Provision for doubtful notes and accounts receivable                         84,422             157,500
      Issuance of stock, options, and warrants for services                        36,002             (67,091)
      Equity in net income of unconsolidated subsidiary                           (83,940)                 --
          Other                                                                                       351,639

    Changes in operating assets and liabilities net of effects of acquisitions:
      Decrease (increase) in accounts receivable                                  165,195          (1,030,187)
      Increase in notes receivables                                                                  (195,021)
      Increase in inventories                                                      81,439             204,430
      Decrease in prepaid expenses and other assets                               471,059             513,874
      Increase in accounts payable and accrued expenses                           466,533           1,315,030
      Increase in other assets                                                   (258,187)
      (Decrease) increase in customer deposits                                    (19,566)             18,087
      Increase in deferred income tax liability                                        --            (580,835)
                                                                             ------------        ------------
      Net cash provided by (used in) operating activities                        (856,072)           (920,444)

INVESTING ACTIVITIES:
    Proceeds on sale of Kover                                                          --           1,200,000
    Purchase of operating equipment                                              (354,850)         (1,464,106)
    Acquisition of businesses net of cash acquired                                     --          (2,504,549)
                                                                             ------------        ------------
    Net cash provided by investing activities                                    (354,850)         (2,768,655)

FINANCING ACTIVITIES:
    Increase (decrease) in line of credit and notes payable-net                 1,541,928           3,068,306
    (Decrease) in capital leases, net                                            (261,977)           (422,276)
    Issuance of common stock                                                           --             287,742
    Payment of stock subscription receivable                                       41,412              50,000
    Preferred stock dividend                                                      (67,595)           (143,346)
                                                                             ------------        ------------
    Net cash (used) provided by financing activities                            1,253,798           2,840,426
                                                                             ------------        ------------
    Increase (decrease) in cash and cash equivalents                               42,846            (848,673)
    Cash and cash equivalents at beginning of period                              113,146             984,708
                                                                             ------------        ------------
    Cash and cash equivalents at end of period                               $    155,992        $    136,035
                                                                             ============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Notes received for sale of Kover                                         $         --          (1,500,000)
    Notes issued for acquisition of Decatur                                            --           1,500,000
    Fixed Assets acquired through capital leases                                       --           1,141,000
    Common stock issued for the acquisition of Decatur                                 --             992,511
    Common stock issued for the acquisition of Med-Waste, Inc                          --             310,000
    Common stock issued for the acquisition of Biomade assets                          --             550,000
    Common stock issued for the acquisition of Biotech                                 --             196,662
    Notes received for exercising stock options                                        --             179,463
    Conversion of debentures to common stock                                           --             839,000
    Conversion of preferred to common stock                                            --           1,410,000
    Preferred stock issued as payment of dividend                                  63,439                  --
    Cash paid during the period for interest                                      991,000             431,000


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

RESTATEMENT

On March 8, 1999, the Company announced that it may be required to restate the earnings reported during 1998. After a further investigation and the recommendation of new management, the Audit Committee of the Board of Directors appointed an independent counsel to review its accounting and reporting practices. The Company restated its previously issued financial statements for three quarters ended in March 31, June 30 and September 30, 1998. These statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for 1998. The financial statements presented for the June 30,1998 periods are the restated financial statements.

2.       ACQUISITIONS

No acquisitions were made by the Company during the three months ended June 30, 1999. In January 1999, the Company terminated its Agreement to acquire Health Care Waste Services Corp. of New York City. All capitalized costs related to this activity were expensed in 1998.

3.       NOTES PAYABLE

Notes payable consist of the following at June 30, 1999:



Term Loan                                                       $16,200,000
Line of Credit                                                    3,500,000
Notes payable                                                     3,919,596
                                                                -----------
Total notes payable                                              23,619,596
Less: current portion                                            23,214,777
                                                                -----------
Long Term Portion                                               $   404,819
                                                                ===========

During the six months ended June 30, 1999 and 1998 interest expense was approximately $1,053,000 and $494,000 respectively.

In January 1999, the Company refinanced the line of credit and term loans with its existing bank through a new Credit Agreement. The Credit Agreement includes a revolving credit loan for $10,000,000 and a convertible credit loan of $25,000,000. Generally, borrowings under the revolving credit loan may not exceed 80% of the Company's eligible accounts receivable, as defined. Provided that no default or event of default, as defined, has occurred, the total principal balance of the convertible credit loan would be converted to a term loan on July 31, 2000 and is payable monthly in an amount equal to one eighty-fourth (1/84th) of the aggregate principal balance of the converted loan. Final payment plus accrued interest due on July 31, 2004. The revolving credit loan was due July 31, 1999. Interest on the revolving credit loan and convertible credit loan is payable monthly at a rate equal to the Prime Rate or the LIBOR Rate plus or minus an applicable margin as defined in the Credit Agreement. The Credit Agreement requires the Company to maintain minimum levels of liquidity, profitability and net worth. The Company is currently in violation of all of the financial covenants pertaining to the Credit Agreement. The Company has not obtained waivers from the bank and as such, has classified the line of credit and term loans outstanding at June 30, 1999 and December 31, 1998 as current liabilities. Because of the violations, the Company is not currently eligible to convert the term loan as described above. The Company has been negotiating with its lenders for the purposes of restructuring the Company's debt and these lenders have not called the outstanding balances.




4.       NET INCOME PER COMMON SHARE

A reconciliation of the numerator and denominator of earnings per share for the quarters ended June 30 follows:

                                                  1999                                                 1998
                                Income           Shares                              Income           Shares
                             (Numerator)      (Denominator)    Per-Share Amount   (Numerator)     (Denominator)   Per-Share Amount
                             -----------      -------------    ----------------   -----------     -------------   ----------------

Net loss                     (3,448,038)                                         $(2,368,015)
Less: Preferred stock
 dividends                     (131,034)                                            (143,346)
Basic and diluted EPS
 and loss available to
 common shareholders         (3,579,072)        6,652,575          $(.54)         (2,511,361)        5,146,130         $(.49)

Options to purchase 963,650 shares of common stock from $2.125 to $6.063 per share were outstanding as of June 30, 1999. The options expire at various dates through 2003. Stock warrants to purchase 626,150 shares of common stock from $2.75 to $8.00 were outstanding as of June 30, 1999. The warrants expire at various dates through 2004. In both 1999 and 1998, no options or warrants were included in the computation of earnings per share because their inclusion would have an anti-dilutive effect.

5.       RESTATEMENT

In July 1999, after an investigation by new management and special counsel appointed by the Audit Committee of the Board of Directors, the Company determined that in the 1998 financial statements included in Form 10-QSB for each of the quarters of 1998, certain revenues were improperly recognized, certain costs and allowances were not accrued or were improperly recorded and certain costs were improperly deferred. As a result, the accompanying consolidated financial statements as of June 30, 1998 and for the three months then ended, present restated results as previously filed.

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

On January 7, 1999, the Company terminated Mr. W. Fred Bonham's employment for "cause". On April 9, 1999, Mr. Bonham filed a complaint against the Company.
Mr. Bonham alleges in his complaint that the Company violated his Employment Agreement by failing to pay Bonham certain compensation after his discharge from the Company. In his complaint, Bonham seeks compensatory damages, pre-judgement interest, costs and reasonable attorney's fees. Specifically, Bonham seeks his base salary ($175,000) due for the remaining term of his Employment Agreement, as well as various stock options. This case is in the early stages of discovery. Accordingly, the Company and counsel are unable to predict the outcome of this case at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH JUNE 30, 1998

REVENUES. For the six months ended June 30, 1999, the Company had revenues of $13,956,313, an increase of 19% from $11,681,090 for the same period in 1998. This increase is substantially less from what would be expected after the acquisitions of Target, Decatur, SMI and BMW in 1998. Prior management's inability to consolidate the acquisitions into its existing operational structure contributed to the limited growth gained from these acquisitions. Operational problems throughout the organization resulted in negative internal growth, which negated the already limited growth brought about from the acquisitions. Revenues, excluding the 1998 acquisitions, were $10,284,778 a 12% decline from 1998. During the six months ended June 30, 1999, management made significant changes in the marketing and customer service areas that should result in reversing the negative internal growth rate. During this period, several large customers were added and customer service was improved dramatically especially in the Florida area which has been a poor performer throughout 1998 and early 1999.

OPERATING COSTS. Consolidated operating costs amounted to $11,406,835, or 82% of revenues, in the six months ended June 30, 1999, as compared to $10,744,796, or 91% of revenues, for the same period in 1998. Although the costs as a percent of revenues improved by 10% the reduction is not considered sufficient to what should be expected from synergies to be obtained from the acquisitions made during 1998. During the six-months ended June 30, 1999, various changes were made by management to reduce costs. Included in these changes were the re-negotiation of the American Waste Industries Disposal Contract announced in May of 1999, beginning of establishing a national service center concept, which consolidates all support operations in one central location, consolidation of routes, closing of several transfer stations, a reduction of personnel of approximately 25%, reduction of leased equipment, and many others. Some of these changes were made late in the period and their effects are not fully reflected on the results of operations for the period. In the future, these changes will continue to help reduce operating costs.

ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses increased to $4,098,717 in the six months ended June 30, 1999 from $3,379,730 for the same period for 1998. The increase is due to the acquisitions made in 1998. These costs represent 29% of revenues in both 1999 and 1998. This lack of improvement was due to prior management inability to obtain cost synergies from acquisitions. New management has made many changes in administrative policies and procedures to reduce these costs. As these changes take effect, these administrative costs will be reduced significantly in the future.

OPERATING LOSS. The Company reported an operating loss of $2,235,743 for the six-month period ended June 30, 1999 compared to a loss of $2,614,538 in 1998. The synergies which were expected from the acquisitions made in 1997 and 1998 and never materialized, is the primary reason for the poor performance. These synergies are expected to materialize once the Company is properly reorganized and the national service center concept fully operational.

OTHER, NET. Other, net increased to an expense of $1,212,295 in the six months ended June 30, 1999 as compared to an expense of $320,511 for the same period in 1998. The increase can be attributed to an increase of interest expense of $559,000 due to higher debt and the $280,000 in loans fees and expenses normally amortized over the life of the loan which were expensed due to the bank loans being in default. Also, in 1998 this category of expense was offset with a gain from the sale of property.

NET LOSS. The net loss of $3,448,038 for the six-month period ended June 30, 1999 compares to a net loss of $2,353,914 for the same period in 1998. The loss for the 1998 period was reduced by the effect of an income tax benefit of $580,835 resulting from the reversal of certain deferred tax liabilities. The loss for 1999 can be attributed to the Company's inability in the past to consolidate acquisitions and obtain the synergy's expected from such acquisitions. The many operational changes made by new management during the latter part of the six month period ended June 30, 1999 will not have a full impact on the financial statements until future periods.


THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH JUNE 30, 1998

REVENUES. For the three months ended June 30, 1999, the Company had revenues of $6,892,875, an increase of 23% from the $5,598,304 for the same period in 1998. This increase is substantially less than what would be expected after the acquisitions of Target, Decatur, SMI and BMW. Prior management's inability to consolidate the acquisitions into its existing operational structure contributed to the limited growth gained from these acquisitions. Operational problems throughout the organization have resulted in negative internal growth, which negated the already limited growth brought about from the acquisitions. This trend is expected to be reversed by the actions taken by new management during the period.

OPERATING COSTS. Consolidated operating costs amounted to $5,548,743, or 80% of revenues, in the three months ended June 30, 1999, as compared to $5,042,549, or 90% of revenues, for the same period in 1998. Although the costs as a percent of revenues improved by 11%, the reduction is not considered sufficient to what should be expected if more synergies could be obtained form the acquisitions made during 1998. The costs reduction efforts of the Company's new management have helped reduced these costs as compared to 1998. This trend is expected to continue and improve as these changes and others to come take full effect and operations are improved.

ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses decreased to $1,918,609 in the three months ended June 30, 1999 from $2,085,513 for the same period in 1998. These costs represent 28% of revenues in 1999 compared to 37% in 1998. The many changes implemented by new management during the six month period ended June 30, 1999 have helped reduce these costs as compared to 1998. The full effect of these changes and others to come should help continue this positive trend in future periods.

OPERATING LOSS. The Company reported an operating loss of $917,726 for the three-month period ended June 30, 1999 compared to a loss of $1,552,122 in 1998. The changes in operations implemented by new management caused the improvement over the result of 1998. These changes are expected to continue to improve the results of operations in future periods.

OTHER, NET. Other, net increased to an expense of $476,045 in the three months ended June 30, 1999 as compared to a profit of $24,890 for the same period in 1998. The increase can be attributed to an increase of interest expense of $440,000 due to the increase in debt. Also, the 1998 costs were offset by a gain on the sale of property recorded in this category.

NET LOSS. The net loss of $1,393,771 for the three-month period ended June 30, 1999 compares to a net loss of $1,424,952 for the same period in 1998. The loss for the 1998 period was reduced by the effect of an income tax benefit of $102,280 resulting from the reversal of certain deferred tax liabilities and the profit on the sale of property. Considering these two one time positive adjustments the loss for the six month period ended June 30, 1999 is significantly reduced from the loss over the same period in 1998 due to the many changes implemented by new management in 1999 which began to have an effect on the performance of the Company during the period.

LIQUIDITY AND CAPITAL RESOURCES

Due to the classification of the bank loan as a current liability to reflect the Company's non compliance with existing loan covenants, working capital was negative at June 30, 1999 and at December 31, 1998. Cash balances remained relatively unchanged from December 31 1998 to June 30, 1999 as the Company operated without a line of credit and under severe operational constraints resulting from its announcement in March 1999 that it would be required to restate its results for the first three quarters of 1998. During the period, the Company met its obligations only through extreme cash management measures that included delaying payments to certain vendors and re-negotiating payment terms. Prior to uncovering the erroneous accounting and reporting that transpired during 1998 the Company borrowed $600,000 from its acquisition line of credit negotiated in January 1999. Substantially all proceeds were used to pay for capital expenditures and related expenses incurred in 1998. After the determination was made that a restatement would be required the Company immediately notified its banks and was allowed to draw $500,000 from its line of credit. These proceeds were used to meet pressing accounts payable requirements. Since that time, the line of credit has been frozen and the Company has met its obligations from cash provided by operations.

MANAGEMENT CHANGES AND OTHER MATTERS

On January 5, 1999, the Company announced the appointment of George Mas as Vice President of Finance and Chief Financial Officer.

On January 7, 1999, the Company terminated the employment of W. Fred Bonham as Vice President and Chief Operating Officer.

On January 11, 1999, the Company announced the appointment of Carlos Campos as Executive Vice President and Chief Operating Officer. Mr. Campos was appointed Acting CEO on March 17, 1999 and appointed President and CEO and appointed to the Board of Directors on July 15, 1999.

On January 26, 1999, Ross Johnston was appointed Vice President Legal Affairs.

On March 17, 1999, Daniel Stauber took a leave of absence as President and Chief Executive Officer of the Company. Effective June 10, 1999, Mr. Stauber resigned as President and CEO and also as a member of the Board of Directors of the Company.

During the period ended June 30, 1999, new management spent a significant part of its time dealing with the investigation of the events of 1998. Most of the cost reduction and operational efficiency measures taken to reverse the negative trends established in 1998 did not occur until late March 1999 or thereafter. It is expected that these measures will have a substantial positive effect on results of operations in future periods.

In June of 1999 the Company announced it was voluntarily removing its stock from trading on the Nasdaq Stock Market in anticipation of not meeting the Stock Market listing criteria. Since June 10, 1999 the Company stock has traded on the Pink Sheets.

GOING CONCERN

The Company's consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 1997 and 1998, the Company purchased several companies in the medical waste business in contemplation of integrating the acquisitions into the Company's core business. Unfortunately, the Company was unable to successfully integrate and achieve profitability from these acquisitions. In addition, internal growth was limited due to the Company's inability to formulate an effective marketing plan, integrate its acquisitions and manage the Company's growth. During the six months ended June 30,1999 and thereafter, new management replaced prior management, and the Company began its plan to aggressively control costs, control expansion efforts and focus on the Company's core business. The Company is currently seeking additional working capital for operations and capital of approximately $6 million for required improvement components to the SDSSC incinerator during 1999 to 2000 to meet new emission standards. In addition, the Company is seeking another $1 million for other company-wide improvements.

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

               Form 8K filed on June 3, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                  Med/Waste, Inc.



Date:  September 2, 1999             /s/ Carlos Campos
       -------------------           ----------------------------------------
                                         President and Chief Executive Officer


Date:  September 2, 1999             /s/ George Mas
       -------------------           ----------------------------------------
                                         George Mas,
                                         Vice President and Chief
                                         Financial Officer