Form 10QSB
period 1999-09-30
MED WASTE INC
filed 1999-11-12
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                         COMMISSION FILE NUMBER: 0-22294


                                 MED/WASTE, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


          DELAWARE                                           65-0297759
-------------------------------                     ---------------------------
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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock $.001 par value as of November 1, 1999 was 6,745,047.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        MED/WASTE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                              September 30,        December 31,
                                                                   1999                1998
                                                              ------------         ------------
                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents                                 $     57,545         $    113,146
    Accounts Receivable, Net of Allowances of $574,733
      and $740,000 in 1999 and 1998 respectively                 5,747,364            5,713,044
    Inventories                                                    203,786              352,941
    Prepaid Expenses and Other Current Assets                      831,767            1,359,436
                                                              ------------         ------------
Total Current Assets                                             6,840,462            7,538,567

Property, Plant and Equipment, Net                              13,265,883           14,172,260
Goodwill - net                                                  19,219,152           19,906,832
Other Intangibles, net                                           6,622,271            6,955,707
Other Assets                                                       552,898              715,279
Investment in unconsolidated subsidiary                            783,354              717,399
Notes Receivable                                                   150,000              150,000
                                                              ------------         ------------
Total Assets                                                  $ 47,434,020         $ 50,156,044
                                                              ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable and Accrued Liabilities                  $  7,227,672         $  6,679,770
    Current Portion of Notes Payables                           23,419,765           20,120,645
    Current Portion of Capital Lease Obligations                   930,310              679,935
    Customer Deposits                                                                    19,566
                                                              ------------         ------------
Total Current Liabilities                                       31,577,747           27,449,916

Capital Lease Obligations, Less Current Portion                    419,207              901,634
Notes Payable, Less Current Portion                                 73,067            1,957,023
                                                              ------------         ------------
                                                                32,070,021           30,358,573
Shareholders' Equity:
    Series A Preferred Stock, $.01 par value; 60,000
        Shares Authorized; 31,311 and 28,869 Shares
        Outstanding in 1999 and 1998 respectively                      313                  289
    Common Stock, $.001 par value; 10,000,000 Shares
        Authorized; 6,727,874 and 6,651,647 Shares
        Issued and Outstanding in 1999 and 1998
        respectively                                                 6,727                6,651
    Additional Paid-in Capital                                  30,391,833           30,289,507
    Warrant Subscriptions Receivable                              (343,553)            (387,466)
    Retained Earnings (deficit)                                (14,660,664)         (10,080,853)
                                                              ------------         ------------
                                                                15,394,656           19,828,128
    Less Cost of Treasury Stock: 11,824 Shares                     (30,567)             (30,657)
                                                              ------------         ------------
    Total Shareholders' Equity                                  15,363,999           19,797,471
                                                              ------------         ------------
Total Liabilities and Shareholders' Equity                    $ 47,434,020         $ 50,156,044
                                                              ============         ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MED/WASTE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                  Three Months Ended                    Nine Months Ended
                                                      September 30                          September 30
                                             -----------------------------       -------------------------------
                                                 1999              1998              1999                1998
                                             -----------       -----------       ------------       ------------
Revenues                                     $ 6,921,107       $ 6,790,677       $ 20,877,420       $ 18,471,767
Costs and expenses:
Operating costs                                5,382,482         4,730,114         16,789,318         15,474,910
Administrative and selling expenses            1,590,403         3,035,622          5,689,120          6,415,352
Amortization of Intangibles                      356,250           211,442          1,842,754            382,244
                                             -----------       -----------       ------------       ------------
Total                                          7,329,135         7,977,178         23,521,192         22,372,506
                                             -----------       -----------       ------------       ------------
Operating loss                                  (408,028)       (1,186,501)        (2,643,772)        (3,800,739)
Other, net                                      (526,711)       (1,023,876)        (1,739,005)        (1,344,387)
                                             -----------       -----------       ------------       ------------
Loss before income taxes                        (934,739)       (2,210,377)        (4,382,777)        (5,145,126)
Income taxes (benefit)                                                  --                              (580,835)
                                             -----------       -----------       ------------       ------------
Net loss                                        (934,739)       (2,210,377)        (4,382,777)        (4,564,291)
Preferred stock dividend                         (66,000)          (65,518)          (197,034)          (208,864)
                                             -----------       -----------       ------------       ------------
Net loss available to common
shareholders                                 $(1,000,739)      $(2,275,895)      $ (4,579,811)      $ (4,773,155)
                                             ===========       ===========       ============       ============
     Loss per share - basic and diluted      $     (0.15)      $     (0.37)      $      (0.68)      $      (0.98)
Weighted average shares outstanding            6,658,202         6,130,548          6,727,874          5,477,568




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        Med/Waste, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                              SEPTEMBER 30
                                                                                     -----------------------------
                                                                                         1999              1998
                                                                                     -----------       -----------
OPERATING ACTIVITIES:
Net (loss)                                                                           $(4,382,777)      $(4,564,291)
Adjustments to reconcile net earnings to net cash (used) in operating activities,
      Depreciation and amortization                                                    2,493,559         1,338,193
      Provision for doubtful notes and accounts receivable                                99,422           310,000
      Issuance of stock, options, and warrants for services                               38,997           439,138
      Equity in net income of unconsolidated subsidiary                                  (65,955)
          Other                                                                           75,023           195,168

    Changes in operating assets and liabilities net of effects of acquisitions:
      Decrease (increase) in accounts receivable                                        (133,742)         (429,261)
      Decrease (increase) in inventories                                                 149,155           (90,313)
      Decrease (increase) in prepaid expenses and other assets                            52,669          (335,719)
      Increase (decrease) in accounts payable and accrued expenses                       547,902          (731,172)
      Decrease in other assets                                                           138,788         2,062,316
      (Decrease) in customer deposits                                                    (19,566)          (23,638)
      Increase in deferred income tax liability                                                           (580,835)
                                                                                     -----------       -----------
      Net cash provided by (used in) operating activities                               (670,313)       (2,410,414)

INVESTING ACTIVITIES:

INVESTING ACTIVITIES:
    Proceeds on sale of Kover                                                                            1,200,000
    Proceeds on note for sale of Kover                                                                   1,350,000
    Purchase of operating equipment                                                     (544,418)       (1,524,814)
    Acquisition of businesses net of cash acquired                                                      (2,504,549)
                                                                                     -----------       -----------
    Net cash provided by investing activities                                                           (1,479,363)

FINANCING ACTIVITIES:
    Increase (decrease) in line of credit and notes payable-net                        1,415,164         3,630,762
    (Decrease) in capital leases, net                                                   (232,052)         (611,967)
    Issuance of common stock                                                                               506,544
    Payment of stock subscription receivable                                              43,913            50,000
    Preferred stock dividend                                                             (67,595)         (208,864)
                                                                                     -----------       -----------
    Net cash (used) provided by financing activities                                   1,093,421         3,366,475
                                                                                     -----------       -----------
    (Decrease) in cash and cash equivalents                                              (55,301)         (523,302)
    Cash and cash equivalents at beginning of period                                     113,146           984,708
                                                                                     -----------       -----------
    Cash and cash equivalents at end of period                                       $    57,545       $   461,406
                                                                                     ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Notes received for sale of Kover                                                                   $(1,500,000)
    Notes issued for acquisition of Decatur                                                              1,500,000
    Fixed Assets acquired through capital leases                                                         1,140,000
    Common stock issued for the acquisition of Decatur                                                     992,500
    Common stock issued for the acquisition of Med-Waste, Inc                                              310,000
    Common stock issued for the acquisition of Biomade assets                                              550,000
    Common stock issued for the acquisition of Biotech                                                     196,000
    Notes received for exercising stock options                                                            179,000
    Conversion of debentures to common stock                                                             1,335,000
    Conversion of preferred to common stock                                                              1,410,000
    Preferred stock issued as payment of dividend                                    $   129,514
    Cash paid during the period for interest                                           1,529,000           641,000




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MED/WASTE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.  OPERATIONS AND BASIS OF PRESENTATION

ORGANIZATION

Med/Waste, Inc. (the "Company") is a holding company incorporated in November 1991 under the laws of the State of Delaware. The Company, through its subsidiaries, is engaged in the businesses of medical waste management.

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

RESTATEMENT

On March 8, 1999, the Company announced that it may be required to restate the earnings reported during 1998. After a further investigation and the recommendation of new management, the Audit Committee of the Board of Directors appointed an independent counsel to review it's accounting and reporting practices. The Company restated its previously issued financial statements for three quarters ended in March 31, June 30 and September 30, 1998. These statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for 1998. The financial statements presented for the period ended September 30, 1998 are the restated financial statements.

2.  ACQUISITIONS.

No acquisitions were made by the Company during the nine months ended September 30, 1999. In January 1999, the Company terminated its Agreement to acquire Health Care Waste Services Corp. of New York City. All capitalized costs related to this activity were expensed in the fourth quarter of 1998.

3.  NOTES PAYABLE

Notes payable consist of the following at September 30, 1999:

         Term Loan                           $16,200,000
         Line of Credit                        3,500,000
         Notes payable                         3,792,837
                                             -----------
         Total notes payable                  23,492,837
         Less: current portion                23,419,765
                                             -----------
         Long Term Portion                   $    73,067
                                             ===========

During the nine months ended September 30, 1999 and 1998, interest expense was approximately $1,868,500 and $641,000 respectively.

In January 1999, the Company refinanced the line of credit and term loans with its existing bank through a new Credit Agreement. The Credit Agreement includes a revolving credit loan for $10,000,000 and a convertible credit loan of $25,000,000. Generally, borrowings under the revolving credit loan may not exceed 80% of the Company's eligible accounts receivable, as defined. Provided that no default or event of default, as defined, has occurred, the total principal balance of the convertible credit loan would be converted to a term loan on July 31, 2000 and is payable monthly in an amount equal to one eighty-fourth (1/84th) of the aggregate principal balance of the converted loan. Final payment plus accrued interest is due on July 31, 2004. The revolving credit loan was due July 31, 1999 but was extended by the participating banks to November 30, 1999. Interest on the revolving credit loan and convertible credit loan is payable monthly at a rate equal to the Prime Rate or the LIBOR Rate plus or minus an applicable margin as defined in the Credit Agreement. The Credit Agreement requires the Company to maintain minimum levels of liquidity, profitability and net worth. The Company is currently in violation of all of the financial covenants pertaining to the Credit Agreement. The Company has not obtained waivers from the bank and as such, has classified the line of credit and term loans outstanding at September 30, 1999 and December 31, 1998 as current liabilities. Because of the violations, the Company is not currently eligible to convert the term loan as described above. The Company has been negotiating with its lenders for the purposes of restructuring the Company's debt, has paid interest currently and these lenders have not demanded payment of the outstanding balances. The line of credit has not been available for use since March of 1999 when the banks were first notified of a potential restatement of the 1998 financial results. Since that time, the Company has funded, from its own cash flow, approximately $1,500,000 in the payments of extraordinary expenses involving the restatement of financial statements and related investigations and reorganizations.

4.       NET INCOME PER COMMON SHARE

A reconciliation of the numerator and denominator of earnings per share for the quarters ended September 30, 1999 and 1998 follows:

                                                        1999                                     1998
                                    ---------------------------------------   ---------------------------------------
                                       Income          Shares      Per-Share    Income           Shares      Per-Share
                                    (Numerator)     (Denominator)    Amount   (Numerator)     (Denominator)    Amount
                                    -----------     -------------  ---------  -----------     -------------  ----------
         Net loss                   $(4,382,777)                              $(4,564,261)
         Less: Preferred stock
         dividends                     (197,034)                                 (208,264)
         Basic and diluted EPS
         and loss available to
         common shareholders        $(4,579,811       6,727,874      $(0.68)  $(4,773,155)      5,477,568      $(0.87)
                                    -----------       ---------      ------   -----------       ---------      ------



Options to purchase 1,289,150 shares of common stock from $2.125 to $8.50 per share were outstanding as of September 30, 1999. The options expire at various dates through 2003. Stock warrants to purchase 688,494 shares of common stock from $2.75 to $8.00 were outstanding as of September 30, 1999. The warrants expire at various dates through 2004. In both 1999 and 1998, no options or warrants were included in the computation of earnings per share because their inclusion would have an anti-dilutive effect.

5.       RESTATEMENT

In July 1999, after an investigation by new management and special counsel appointed by the Audit Committee of the Board of Directors, the Company determined that in the 1998 financial statements included in Form 10-QSB for each of the quarters of 1998, certain revenues were improperly recognized, certain costs and allowances were not accrued or were improperly recorded and certain costs were improperly deferred. As a result, the accompanying consolidated financial statements as of September 30, 1998 and for the three and nine months then ended, present restated results as previously filed.

6.       SEC INQUIRY

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

7.       LITIGATION

On June 16, 1999, a complaint was filed against the Company and certain former officers and directors. The Plaintiff seeks to certify a class action against the Defendants for the purported securities violations. Specifically, the complaint seeks relief for violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10(b)-5, promulgated thereunder, as well a purported violations violation of Section 20(a) of the Exchange Act. The complaint alleges that the Defendants purportedly issued false and misleading statements as to the Company's results of operations and that, specifically, earnings and earnings per share of the Company for each of the quarterly reports issued for the first, second and third quarters of the 1998 fiscal year were fraudulently misstated. Plaintiff seeks to recover damages on behalf of himself and the putative class he represents purportedly sustained as a result of the violations of the securities law alleged in the Complaint. Plaintiff also seeks to recover attorney's fees and costs incurred in the litigation. No discovery has commenced and the size of the plaintiff class is not yet determined. Accordingly, the Company is unable to predict the outcome of this case.

In January 1999, the former stockholders of Med-Waste, Inc., an Alabama corporation, filed a lawsuit against the Company. The lawsuit alleges fraud, misrepresentations, breach of contract and failure to pay on a promissory note given as part of the purchase price. In June 1999, the Company terminated the employment of the former stockholders for "cause". The Company intends to vigorously defend the lawsuit and believes it has meritorious defenses to the claims. In addition, the Company expects to file a counterclaim for breach of contract, fraud and misrepresentation in connection with the purchase of the corporation. The Company is unable to predict the outcome of this case at this time.

On January 7, 1999, the Company terminated Mr. William F. Bonham's employment as Vice President/Chief Operating Officer, for "cause". On April 9, 1999, Mr. Bonham filed a complaint against the Company, alleging that the Company violated his Employment Agreement by failing to pay Bonham certain compensation after his discharge from the Company. In his complaint, Bonham seeks compensatory damages, pre-judgment interest, costs and reasonable attorney's fees. Specifically, Bonham seeks his base salary due for the remaining term of his Employment Agreement, as well as various stock options. This case is in the early stages of discovery. Accordingly, the Company is unable to predict the outcome of this case at this time.

On October 8, 1999, the Company was served with a lawsuit by Richard Anthony Dean, alleging fraud, breach of contract and misrepresentation, among other charges, associated with the acquisition of Target Medical Waste Services, LLC, in Mobile, Alabama. The Company intends to vigorously defend itself and counterclaim for breach of covenants and misrepresentation. Dean is claiming unspecified compensatory damages, punitive damages and court costs. The Company will be filing its answer, affirmative defenses and counter claims in mid-November. Accordingly, the Company is unable to predict the outcome of this case at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH SEPTEMBER 30, 1998

REVENUES. For the three months ended September 30, 1999, the Company had revenues of $6,921,107, an increase from $6,790,677 for the same period in 1998. This increase is substantially less than what would be expected after the acquisitions of SMI and BMW in the fourth quarter of 1998. Prior management's inability to consolidate the acquisitions into its existing operational structure contributed to the limited growth gained from these acquisitions. Operational problems throughout the organization have resulted in negative internal growth, which negated the already limited growth brought about from the acquisitions. This trend is expected to be reversed by the actions taken by new management during the second and third quarter of 1999. These actions have reversed the negative trend as can be seen by comparing sales for the three quarters of 1999:

Quarter ended March 31, 1999                $7,063,438
Quarter ended June 30, 1999                 $6,892,875
Quarter ended September 30, 1999            $6,921,107

The revenue growth has been controlled by management because of the capital that would be required to put on additional large customers. This situation will be resolved if management is successful in obtaining additional operating capital.

The improvement was also delayed by the negative effects of Hurricane Floyd in the Mid Atlantic area during the third quarter, which the Company estimates caused a negative impact in revenues of approximately $70,000.

OPERATING COSTS. Consolidated operating costs amounted to $5,382,482 or 78% of revenues, in the three months ended September 30, 1999, as compared to $4,730,114, or 70% of revenues, for the same period in 1998. The 1998 ratio cannot be properly compared to the 1999 results because the temporary benefits of the acquisitions made in 1998, which later became a negative impact to operating costs due to management's inability to integrated these acquisitions into the existing operating structure. This ratio was also temporarily impacted in 1998 by the sale of autoclave units, which are one-time events. The proper comparison can be done by using the 1998 operating cost average for the year of 85% of revenues compared to the average for the first two quarters of 1999 of 82% of revenues. The 78% operating costs as a percent of revenues for the third quarter continues to show an improving trend. This trend is expected to continue as the operating changes implemented by new management take full effect and operations are streamlined.

In addition, several other changes in operations are planned to provided additional cost savings but these changes will not be possible until additional working capital is obtained.

ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses decreased to $1,590,403 in the three months ended September 30, 1999 from $3,035,622 for the same period in 1998. These costs represent 23% of revenues in 1999 compared to 45% in 1998. The many changes implemented by management during the nine month period ended September 30, 1999 have helped reduce these costs as compared to 1998. The full effect of these changes and other planned changes to come should help continue this positive trend in future periods.

OPERATING LOSS. The Company reported an operating loss of $408,028 for the three-month period ended September 30, 1999 compared to a loss of $1,186,501 in 1998. The changes in operations implemented by new management resulted in the improvement over the results in 1998. These changes are expected to continue to improve the results of operations in future periods.

OTHER, NET. Other, net decreased to an expense of $526,711 in the three months ended September 30, 1999 as compared to $1,023,876 for the same period in 1998. The 1998 expense included a write offs of fixed assets of approximately $262,000, Goodwill of $113,000 and other adjustments of approximately $100,000.

NET LOSS. The net loss of $934,739 for the three-month period ended September 30, 1999 compares to a net loss of $2,210,377 the same period in 1998. The loss is significantly reduced from the loss over the same period in 1998 due to the many changes implemented by management in 1999, which had a positive effect on the performance of the Company during the period. Depreciation and amortization included in these results amounted to $844,540 in 1999 and $592,149 in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH SEPTEMBER 30, 1998

REVENUES. For the nine months ended September 30, 1999, the Company had revenues of $20,877,420, an increase of 13% from $18,471,767 for the same period in 1998. This increase is substantially less from what would be expected after the acquisitions of Target, Decatur, SMI and BMW in 1998. Prior management's inability to consolidate the acquisitions into its existing operational structure contributed to the limited growth gained from these acquisitions. Operational problems throughout the organization resulted in negative internal growth in some markets, which negated the already limited growth brought about from the acquisitions. During the nine months ended September 30, 1999, management made significant changes in the marketing and customer service areas that should reverse the negative internal growth rate. These efforts were somewhat negated during the third quarter due to revenue lost in September of approximately $70,000 from problems resulting from Hurricane Floyd in the Mid Atlantic area. The positive trend in revenues is expected to continue during the fourth quarter of 1999 and most of the revenues lost from problems encountered after the hurricane will be recovered during the fourth quarter of 1999.

OPERATING COSTS. Consolidated operating costs amounted to $16,789,318, or 80% of revenues, in the nine months ended September 30, 1999, as compared to $15,474,910 or 84% of revenues, for the same period in 1998. Although the costs as a percent of revenues improved by 5%, the reduction is not considered sufficient to what should be expected from synergies to be obtained from the acquisitions made during 1998. During the nine-months ended September 30, 1999, various changes were made by management to reduce costs. Included in these changes were re-negotiation of the American Waste Industries disposal contract announced in May of 1999, the beginning of establishing a national service center concept, which consolidates all support operations in one central location, consolidation of routes, closing of several transfer stations, a reduction of personnel of approximately 25%, reduction of leased equipment, and many others. The cost reduction efforts are continuing and the measures are expected to continue to help reduce operating costs significantly.

ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses decreased to $5,689,120 in the nine months ended September 30, 1999 from $6,415,352 for the same period for 1998. These costs represent 27% of revenues in 1999 compared to 34% 1998, a reduction of 20%. The cost reduction measures implemented by management during the nine month period ended September 30, 1999 have resulted in this positive trend, which is expected to continue.

OPERATING LOSS. The Company reported an operating loss of $2,643,772 for the nine-month period ended September 30, 1999 compared to a loss of $3,800,739 in 1998. The synergies, which were expected from the acquisitions made in 1997 and 1998 and never materialized, is the primary reason for the poor performance. These synergies are expected to materialize once the Company is properly reorganized and the national service center concept fully operational as demonstrated by the significant improvement from 1998 results.

OTHER NET. Other, net increased to an expense of $1,739,005 in the nine months ended, September 30, 1999 as compared to an expense of 1,344,387 for the same period in 1998. The increase can be attributed to an increase of interest expense due to higher debt and the $280,000 in loan fees and expenses normally amortized over the life of the loan, which were expensed due to the bank loans being in default. Also, in 1998 this category of expense was offset with a gain from the sale of property.

NET LOSS. The net loss of $4,382,777 for the nine-month period ended September 30, 1999 compares to a net loss of $4,564,291 for the same period in 1998. The loss for the 1998 period was reduced by the effect of an income tax benefit of $580,835 resulting from the reversal of certain deferred tax liabilities. The loss for 1999 can be attributed to the Company's inability in the past to consolidate acquisitions and obtain the synergy's expected from such acquisitions. The many operational changes made by management during the nine month period ended September 30, 1999 have initiated a significant positive effect on the results of operations and this trend is expected to continue.

LIQUIDITY AND CAPITAL RESOURCES

Due to the classification of the bank loan as a current liability to reflect the Company's non-compliance with existing loan covenants, working capital was negative at September 30, 1999 and at December 31, 1998. Cash balances remained relatively unchanged from December 31, 1998 to September 30, 1999 as the Company operated without a line of credit and under severe operational constraints resulting from its announcement in March 1999 that it would be required to restate its results for the first three quarters of 1998. During the period, the Company met its obligations only through extreme cash management measures that included delaying payments to certain vendors and re-negotiating payment terms. Prior to uncovering the erroneous accounting and reporting that transpired during 1998 the Company borrowed $600,000 from its acquisition line of credit negotiated in January 1999. Substantially all proceeds were used to pay for capital expenditures and related expenses incurred in 1998. After the determination was made that a restatement would be required and the Company immediately notified its banks, the Company was allowed to draw $500,000 from its line of credit in March of 1999. These proceeds were used to meet pressing accounts payable requirements. Since that time, the line of credit has been frozen and the Company has met its obligations from cash provided by operations. Since March of 1999, approximately $1,500,000 in extraordinary expenses involving the restatement of financial statements and related investigations and reorganizations were funded from the Company's cash flow.

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

During the period ended September 30, 1999, new management spent a significant part of its time dealing with the investigation of the events of 1998. Most of the cost reduction and operational efficiency measures taken to reverse the negative trends established in 1998 did not occur until late March 1999 or thereafter. It is expected that these measures will have a substantial positive effect on results of operations in future periods.

In June of 1999, the Company announced it was voluntarily removing its stock from trading on the NASDAQ Stock Market in anticipation of not meeting the NASDAQ Small Stock Market listing criteria. Since June 10, 1999, the Company's stock has traded on the over the counter market with quotations reported on the Pink Sheets maintained by the National Quotation Bureau, Inc.

GOING CONCERN

The Company's consolidated financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 1997 and 1998, the Company purchased several companies in the medical waste business in contemplation of integrating the acquisitions into the Company's core business. Unfortunately, the Company was unable to successfully integrate and achieve profitability from these acquisitions. In addition, internal growth was limited due to the Company's inability to formulate an effective marketing plan, integrate its acquisitions and manage the Company's growth. During the six months ended September 30,1999 and thereafter, new management replaced prior management, and the Company began its plan to aggressively control costs, control expansion efforts and focus on the Company's core business. The Company is currently seeking additional working capital for operations and capital of approximately $6 million for required improvement components to the SDSSC incinerator during 1999 to 2000 to meet new emission standards. In addition, the Company is seeking another $1 million for other company-wide improvements.

The Company is in discussion with several lenders for additional funds, as well as obtaining a waiver to cure its financial covenant violations in its existing credit facility. Discussions are also being held with private investors to raise equity capital. The Company believes the additional loan and equity proceeds, if obtained, will be adequate to fund its on-going operations.

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

YEAR 2000 COMPUTER ISSUES

The Company believes itself to be Year 2000 compliant. Management believes that any further future costs associated with year 2000 compliance issues regarding its own computer systems will not be significant.

The Company is exposed to the risk that one or more of its vendors or customers, including financial institutions, could experience Year 2000 problems that impact their abilities to meet obligations to the Company. The Company has investigated mission critical operational vendors, and to date, the Company is not aware of any vendor or customer "Year 2000" issue that would have a material adverse impact on the Company's operations. Although the Company has engaged in significant efforts to communicate with vendors regarding this issue, it has no means of ensuring that its vendors and customers will be Year 2000 ready. The inability of such vendors and customers to complete their Year 2000 resolution process in a timely fashion could have an adverse impact on the Company. The effect of non-compliance by vendors and customers is not determinable at this time. The Company's Year 2000 risks are considered minimal and has an operational contingency plan for communication and medical waste treatment in place.

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

IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Med/Waste, Inc., and its subsidiaries, including statements made under Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results differ materially from those contemplated by such forward looking statements include, among others, the following: the competitive pressure in the industry; general economic and business conditions; the ability to implement and the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; and availability of qualified personnel; labor and employee benefit costs.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         SEE NOTE 7 TO THE FINANCIAL STATEMENTS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         27.1 -- Financial Data Schedule (for SEC use only)


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         Med/Waste, Inc.



Date:   November 12, 1999                /s/ Carlos Campos
        -------------------              ----------------------------------
                                         President and Chief Executive Officer



Date:   November 12, 1999                /s/ George Mas
        -------------------              ---------------------------------
                                         George Mas, Vice President and
                                         Chief Financial Officer