Form 10KSB40
period 1999-12-31
MED WASTE INC
filed 2000-03-30
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the fiscal year ended                DECEMBER 31, 1999
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE  REQUIRED]

         For the transition period from                  to
                                        --------------          -------------
                        Commission File Number: 0-22294

                                 MED/WASTE, INC.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            DELAWARE                                    65-0297759
---------------------------------          ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

6175 N.W. 153RD STREET, SUITE 324, MIAMI LAKES, FL                      33014
---------------------------------------------------               --------------
    (Address of Principal Executive Offices)                        (Zip code)

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

         The issuer's revenue for its most recent fiscal year was $26,872,279

         The aggregate market value of the shares of voting stock held by non-affiliates, computed by reference to the average bid and asked price for such stock of $1.062 as of March 3, 2000 was approximately $6,694,381.

         The number of shares outstanding of the registrant's common stock $.001 par value as of March 3, 2000 was 6,731,956.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

       Transitional Small Business Disclosure Format (Check one) Yes [ ]  No [X]

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

Med/Waste, Inc. (the "Company") is a holding company, which, through its subsidiaries, is engaged in the business of medical waste management services throughout the eastern United States. The Company's operations are conducted through its wholly owned subsidiary, Safety Disposal System, Inc. ("SDS"), Safety Disposal System of South Carolina, Inc. ("SDSSC"), Safety Disposal System of Pennsylvania, Inc. (SDSPA"), Safety Disposal System of Georgia, Inc. ("SDSGA"), Incendere, Inc. ("Incendere"), Safety Disposal System of Virginia, Inc. ("SDSVA"), Target Medical Waste Services, LLC ("Target"), Med-Waste, Inc. ("Decatur"), Sanford Motors, Inc. ("SMI") and BMW Medtec of West Virginia, Inc. ("BMW").

SDS, SDSGA, Incendere, Target, Decatur and SMI provide collection, transportation, treating, tracking and related services for the disposal of medical waste throughout Alabama, Delaware, Florida, Georgia, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. SDSSC operates an incineration facility in Hampton, South Carolina, which is permitted to treat municipal, medical and special waste which the Company receives from generators throughout the eastern United States. SDSPA owns and operates a medical waste autoclave treatment facility located in Marcus Hook, Pennsylvania. Target owns and operates a microwave treatment facility in Mobile, Alabama and Decatur owns and operates an autoclave treatment facility in Decatur, Alabama. SDS also owns and operates an autoclave medical waste treatment facility in West Palm Beach, Florida.

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

Nationally, most medical waste is disposed of by incineration. Management believes that recent changes in Environmental Protection Agency (EPA) regulations are expected to affect negatively between 50% to 80% of current on-site incinerating facilities (hospitals, etc.). Most of these facilities are expected to look to outside processors to handle their medical waste instead of investing the significant capital that will be required to have their facilities meet the new regulations. These changes, and other more stringent government regulations, as well as a generally negative public attitude toward nearby incineration facilities have resulted in a declining number of incineration disposal facilities. Relatively few newly permitted incineration facilities have opened due to the significant cost of compliance with new environmental legislation.

The trend against incinerator facilities has encouraged the development and commercial use of a variety of alternative disposal techniques. The Company owns and operates a 48-ton autoclave medical waste treatment facility located in

Marcus Hook, Pennsylvania. The Company also operates autoclave treatment facilities in West Palm Beach, Florida and Decatur, Alabama, which are capable of treating 24 tons and 10 tons of medical waste per day, respectively. In Mobile, the Company operates a microwave treatment facility with a capacity of 6 tons per day. The autoclaves and microwave facilities treat the medical waste through sterilization, allowing most of such waste to be handled and disposed of as solid waste. However, none of these new alternative disposal techniques can handle the processing of chemotherapeutic and pathological waste ("by-pass waste"). All by-pass waste must still be processed by incineration facilities.

In addition, as part of its comprehensive medical waste services, the Company oversees the operations of on-site autoclaves at large quantity generators, typically hospitals. Prior to 1999, the Company sold and installed such autoclaves. The Company is no longer pursuing sales of autoclaves. Due to new environmental regulations, public relations concerns, cost reduction pressures and high capital investment requirements, it is becoming increasingly difficult for large quantity generators to operate their own autoclave, incinerator or alternative technology equipment. As a result, waste generators are outsourcing their waste management requirements to suppliers such as the Company.

MEDICAL WASTE INDUSTRY OVERVIEW

The industry estimates that, the United States generates over two million tons of medical waste per year. It has been estimated by industry specialists that, the market in the United States is approximately $1.4 billion per year and $3 billion worldwide. Including ancillary products and services, the world wide market is estimated at $10 billion. The growth of the US market is expected to continue at 7% to 10% annually.

BUSINESS STRATEGY

The Company's focus is to improve and enhance its position as a fully integrated medical waste management services company. The Company believes that in order to achieve superior competitive results in the medical waste industry, it is important to centralize its support organizations and realize economies of scale from these consolidations. During 1999, all of the Alabama and a portion of Pennsylvania support operations were moved to the Company's Miami Lakes, Florida national service center. The centralization of administration for all operating units will continue in 2000. As part of such strategy, the Company will continue to provide all aspects of medical waste management, including collection, transportation and treatment. By providing all services, the Company will be able to take advantage of economies of scale and become a formidable competitor within the medical waste industry. With the centralization of support services into a national service center, the Company should be able to achieve substantial cost reductions and benefit from the acquisitions made in 1997 and 1998. The centralization has and will continue to place the Company in a position that allows it to maximize internal growth and integrate future acquisitions into the organizational structure quickly and efficiently. The Company now manages its various entities as "business units', each business unit being centered by one of the Company's processing facilities. The Company's strategy is to pursue internal growth or acquisitions in areas where the expansion can be immediately integrated into the existing business unit providing a maximization of benefits from the fixed costs of the processing centers by increasing the Company's waste processing internalization. All of the

Company's processing facilities are operating at less than full capacity. Another major change in the Company's business strategy is its new emphasis on providing "Reusable Sharps" containers service. These services provide the customers a replacement for costly disposable containers with zero inventory. The Company has recently streamlined its line of disposable containers, which are sold to customers. These changes gives the customers more cost effective options while enhancing the Company's revenues. Additionally, the customer benefits from a more durable container that reduces employee handling and exposure risks because the Company's driver collects the container at the point of service. These containers are also environmentally correct because they are reusable and do not require incineration.

OPERATIONS

GENERAL. Generators of medical waste are generally liable under applicable regulations for the collection, packaging, transportation, tracking, documentation and disposal of such waste, as well as the training of employees in the handling of such waste. As new regulations are written, the complexity of administering a medical waste management system increases. As a result, the Company expects more health care providers will engage specialists to ensure their compliance. Further, many small medical waste generators cannot afford the cost of individualized compliance. The Company believes its approach to management of medical waste, including the use of on-site equipment, specialized containers, on-site training, timely customer service, radio dispatched trucks and low cost disposal methods provide customers with a cost effective solution for compliance.

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

The Company owns an incineration facility in South Carolina, which is permitted to treat medical and special waste, as well as autoclave medical waste treatment facilities in Pennsylvania, Alabama and Florida. It also owns a 49% interest in an incinerator facility in North Carolina. The Company receives waste from generators throughout the eastern United States. The incineration facility treats medical and special waste. Special waste is generally non-residential waste such as pharmaceuticals and non hazardous chemicals, which requires more stringent management than municipal solid waste.

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

COLLECTION. The Company contracts with medical and special waste generators to collect their waste on a regular schedule pursuant to a negotiated fee structure. Schedules for pickup can vary from several times per week to once a month, depending on the volume of waste produced by a customer. Each waste generator is responsible for packing its waste in containers usually sold to the generator by the Company, or using the "Reusable Sharps" containers it receives from the Company as part of the service. The containers are placed at designated collection areas on the generator's premises at the point of use. The Company sends its truck to pick up the waste. If a waste generator has sufficient volume, the Company places a bulk reusable storage container(s) at the premises, which the Company picks up for ultimate disposal at a waste treatment facility.

The Company supplies and/or sells containers to its customers for use in the disposal of infectious medical waste. These containers contain the universal biohazard symbol to draw attention to their contents and comply with state and federal regulations. The containers used are either cardboard or a reusable or disposable rigid plastic depending on the customer's preference.

MERCHANT BUSINESS. The Company receives at its treatment facilities waste from customers, such as other medical waste service companies and special waste brokers, for incineration or sterilization. These customers are normally charged on a per pound basis for the processing of such waste.

DOCUMENTATION. In accordance with law, the Company provides complete documentation to its customers for all waste it collects and treats. Such documentation includes information related to point of origin, date of pick-up and date of delivery to a treatment facility. The documentation system developed by the Company meets all applicable local, state and federal regulations regarding packaging, labeling and proof of disposal of waste materials.

TRANSFER STATIONS. The Company currently operates 9 transfer stations and 7 truck yards as follows: 3 in Florida; 2 in Pennsylvania, 2 in Virginia; 2 in Georgia, 1 in Alabama, 3 in South Carolina, 2 in North Carolina and 1 in West Virginia . Each transfer station is licensed as appropriate, by state, county and city governmental authorities. The transfer stations are used as temporary storage facilities to maximize efficiency in the transport of medical waste. In most instances, waste containers picked up from generators are stored at a transfer station until a full truck or trailer load can be brought to the Company's autoclave or incineration facilities or to a third-party treatment facility, thus saving time and cost.

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

INCINERATION FACILITY. SDSSC disposes of most of the waste that it receives from third parties at its incineration facility located in Hampton, South Carolina (the "Incinerator"). The Incinerator is in full compliance with all federal and state regulations dealing with air pollution controls. The Incinerator is a waste to energy facility with a rated capacity for processing up to 270 tons per day of special, medical and municipal waste. The facility is currently permitted under South Carolina law to incinerate up to 200 tons per day of waste, both liquid and solid, including 100 tons of medical waste per day. The Incinerator is equipped with three (3) Consumat modular, multi-chamber, solid-hearth, controlled-air incinerators. Each incinerator has a design capacity of 90 tons per day for waste materials. The primary chamber of each incinerator operates at 1,400 to 1,600 degrees Fahrenheit, with the secondary and tertiary chambers operating at 1,800 to 2,400 degrees Fahrenheit. The secondary and tertiary chambers have auxiliary gas fired burners designed to maintain 1,800 degrees Fahrenheit temperature and at least two seconds residence time for flue gas. Ash residue from the incineration process is transported for disposal in a local sanitary landfill.

The Company disposes of a majority of the medical waste and all of the special waste received from customers at the Incinerator. The Company also has non-exclusive contracts to utilize third-party disposal facilities for contracted prices per pound of medical waste. The majority of SDSSC's waste stream is transported to the Incinerator through arrangements made directly by its customers with third-party hauling companies.

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

AUTOCLAVE FACILITIES.

In 1997, the Company purchased the Marcus Hook, Pennsylvania autoclave facility. This is a 2.9 acre industrial site which includes two (2) 25 ton per day autoclaves, a 10,000 square foot processing center and a 2,400 square foot administrative building. The facility receives medical waste from generators throughout New York, New Jersey, Connecticut, Pennsylvania, Maryland, Delaware, Washington, D.C., and, Virginia.

Since 1994, the Company has treated a large portion of the medical waste it collects in Florida, at its autoclave facility located in West Palm Beach, Florida. In June of 1998, it also acquired Target and Decatur in Alabama. At such locations, the Company also operates autoclave and microwave sterilization facilities. The autoclave or microwave process sterilizes medical waste, then feeds the sterilized waste through a shredder. The shredder grates the product and ultimately the waste is compacted. The resulting waste is decreased in volume by 80% and hauled to a landfill. In February 1998, the Company installed an additional autoclave unit in West Palm Beach. The West Palm Beach autoclave facility presently has the capacity to dispose of over 24 tons per day of infectious medical waste.

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

ON-SITE TREATMENT OF MEDICAL WASTE. SDS oversees the operations of several on-site autoclaves at large quantity generators in Florida, typically hospitals. The autoclaves treat medical waste through sterilization, allowing treated waste to be handled and disposed of as solid waste. Hospitals may either purchase or lease the autoclave and related equipment from the Company. During the term of the lease, or following the purchase of a unit, the Company provides maintenance and support of the autoclave and collects any by-pass waste and transports it for ultimate disposal to its and/or third party incinerating facility. The Company no longer actively pursues this type of business as the economies of such small operations do not warrant the investments in the part of the hospitals.

SAFETY TRAINING. Health care personnel have become increasingly sensitive to the risk of contracting diseases such as AIDS and hepatitis through accidental contact with infected patient blood. In addition, patients are increasingly demanding that practitioners demonstrate continual vigilance against such risks. Occupational Safety and Health Act ("OSHA") regulations require annual training of all personnel who potentially come in contact with blood borne pathogens. OSHA regulations also require documentation of procedures, clean-up plans and training of such personnel. As a result, there has been heightened attention by medical providers of the need to implement safeguards against such risks. SDS has developed programs to train employees of customers in the proper methods of handling, segregating and containerizing medical waste to reduce potential exposure to employees. SDS instructs health care workers in the proper methods of handling, recording and documenting their medical waste streams to comply with local, state and federal regulations. It also trains the customer's staff in the handling of disposable and/or "Reuseable Sharps" containers. SDS also offers to develop an internal system for such customers to provide for the efficient management of medical waste within the customer's facility in an effort to reduce the customer's overall disposal costs.

 SDS offers consulting and review services to medical waste generators regarding their internal medical waste collection and control systems and to assist generators in developing a system to provide for the efficient management of medical waste through the point of pickup by SDS. Safety training and related services are not presently a significant portion of SDS's revenues.

MEDICAL WASTE MARKET. The Company is the second largest medical waste disposal company in the state of Florida and the second largest publicly held medical waste disposal company based in the United States. The Company services more than 20,000 health care facilities consisting of small, medium and large quantity generators. A small quantity generator typically produces approximately 10 to 50 pounds of medical waste in a month. Medium quantity generators, such as clinics, out-patient surgical centers, dialysis centers and laboratories produce substantially more poundage per month. Large quantity generators, such as hospitals, can produce as much as 70,000 pounds per month, depending on the size and types of services provided by such hospital.

Delivery of health care services within the United States is shifting from hospitals to home care and alternate site facilities. Home care and delivery of care in other non-acute facilities are among the fastest growing segments of the health care industry. Cost containment pressures and new treatment protocols will continue to move patients, including patients being treated for infectious diseases, into non-hospital settings. As patients move into these settings, infectious medical waste that would otherwise be handled by hospitals must be disposed of, through alternate methods. These generators include physicians, dentists, out-patient clinics, dialysis clinics, laboratories, home health agencies, and other organizations involved in the medical profession. Most of these generators, find it would be unrealistic to treat and dispose of their medical waste by themselves. By contracting with the Company, these generators can pay a small monthly fee and let the Company handle and dispose of their medical and special waste.

MARKETING. The Company's marketing strategies and activities focus principally on metropolitan areas because they represent the greatest concentration of medical waste generators. Furthermore, special attention is given to areas where the Company has existing routes to maximize the benefits of route concentration and improved revenues per truck. This emphasis results in higher revenue potential and reduced transportation costs per pick-up.

The Company's Incinerator competes in the marketplace on the basis of quality service and reasonable pricing which the Company is able to achieve due to economies of scale. Emphasis is now being placed on the development of special waste streams, as well as, increased medical waste customers. During 1999, the Company expanded its sales force and is aggressively penetrating the non-hazardous industrial/residual waste and pharmaceutical waste markets.

The Company's Marcus Hook autoclave facility is strategically located in eastern Pennsylvania near most of the major metropolitan markets in the northeast United States. As such, the transportation costs of most haulers is sufficiently lower to attract them to bring their waste to the facility. The Company's Florida and Alabama sterilization facilities are located close to the population centers of these areas, which allows for lower operating costs to the Company.

The Company markets its collection services directly to the waste generator, primarily hospitals, clinics, medical and dental offices, veterinarians, laboratories, funeral homes, home health agencies and similar health care providers. Disposal agreements are negotiated individually with each customer. Sales terms vary depending on the number of containers, frequency of pick up and volume of and type of waste. Each agreement also specifies the customers' specific obligation for packaging in proper containers before the Company will accept the waste. Most disposal agreements for small and medium quantity generators are for a period of one to three years, with automatic annual renewals, although customers may terminate on written notice upon payment of a penalty.

Most hospital contracts are for one, three or five year terms.

SALE OF SUBSIDIARY. On January 30, 1998, the Company sold 100% of the capital stock of Kover Group, Inc. ("Kover"), to MPK Holdings, Ltd., an Ohio limited liability company ("MPK"). Kover's operating results in 1998 were not material to the consolidated statements. MPK is wholly owned by Phillip W. Kubec and Melissa Kubec, his wife (the "Kubecs"). Mr. Kubec was the president and chief executive officer of Kover and a director of the Company at the time of the sale. The Company received aggregate consideration for the sale of Kover of $2,700,000, payable $1.2 million in cash at closing and the balance of $1.5 million in promissory notes. The Company received two promissory notes, one for $960,000 from MPK (the "MPK Note") and one for $540,000 from Kover (the "Kover Note"). In July 1998, MPK and Kover prepaid both notes plus accrued interest. The Company received $1,350,000 in cash and a new $150,000 promissory note from MPK ("the New Note"). The New Note was cancelled in 1999 due to a provision in the sales contract requiring such cancellation if Kover consolidated revenues did not exceed a prescribed amount. Kover's revenues fell short of the prescribed amount therefore, the New Note was written off in December 1999.

BUSINESS DEVELOPMENT ACTIVITIES

Since 1997, the Company has experienced significant growth in its medical waste operations. Growth has been primarily achieved through acquisitions of existing businesses during 1998.

On March 31, 1998, the Company purchased the capital stock of MedWaste, Inc. an unrelated Pennsylvania corporation. The 41,000 shares of the common stock issued as part of the purchase price, is guaranteed by the Company at the end of two years for $7.50 per share. Payments under such guarantee can be made in cash or in additional shares of stock at the option of the Company. This guarantee is due on March 31, 2000, and will represent approximately $266,500 cash or additional shares of stock at the then current market price.

In June 1998, the Company purchased from Biomade Plastics, Inc.("Biomade") molds for the manufacture of reusable sharps containers, lids and accessories used in the "Sharps Away" program, together with all proprietary knowledge, patents, 510K approval, trade secrets, referral lists, technical information, quality control data, processes, methods and other similar intangible assets. Biomade operated a "Sharps Away" reusable sharps container program through licensing territories to third parties. The Company received an assignment of all license agreements, as well as all inventories of containers.

In June 1998, the Company, acquired Target Medical Waste Services, LLC ("Target") based in Mobile, Alabama. Target provides medical waste management services to customers in Alabama, Florida, Louisiana, and Mississippi. Target also owns and operates a medical waste autoclave facility.

In June 1998, the Company acquired certain assets and assumed certain liabilities of Biotech Disposal, Inc. Biotech provides medical waste management services to generators of medical waste in Broward County, Florida. In connection with the purchase, the Company issued 26,666 shares of common stock with a guaranteed value after one year of $6.50 per share. In June of 1999, the Company issued 62,794 shares of common stock to fulfill this guarantee.

In June 1998, the Company acquired Med-Waste, Inc., an unrelated Alabama corporation ("Decatur") based in Decatur, Alabama. Decatur provides medical waste management services to medical waste generators located in the states of Alabama, Georgia and Tennessee. Decatur also owns and operates a medical waste autoclave facility. As part of the purchase price, the Company guaranteed 120,000 shares of the 133,334 issued to have a fair market value of $7.50 per share at the end of two years. Payments under such guarantee can be made in cash or in additional shares of stock at the option of the Company . The Company is presently in litigation with the former owners. (See Item 3, "Legal Proceedings" for more information.).

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

GOVERNMENT REGULATION

GENERAL. The Company operates within the medical waste disposal industry, which is subject to extensive local, state and federal laws. This statutory and regulatory framework imposes compliance burdens and risks on the Company, including requirements to obtain and maintain government permits. The transport, treatment and disposal of medical waste is subject to packaging, labeling, handling, notice and reporting requirements, as well as requirements pertaining to transporter registration, transportation handling procedures and the preparation of shipping papers. The treatment and disposal of municipal and special waste are also subject to extensive government regulation. State and local regulations vary from location to location. The Company believes that it is currently in compliance in all material respects with all applicable laws and regulations governing its business and has all appropriate government permits to operate its existing business, including those required for the operation of its incineration and autoclave facilities and transfer stations. However, the addition of new, or amendments to existing, statutes and regulations could require the Company to continually modify its methods of operations at costs that could be substantial.

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

The Resource Conservation and Recovery Act of 1976 ("RCRA") established a regulatory program administered by the Federal Environmental Protection Agency (the "EPA") for the generation, storage, transportation, and disposal of hazardous waste. The general statutory definition of hazardous waste would provide the EPA with the authority to regulate medical waste as hazardous wastes. However, to date, the EPA has not designated infectious medical waste as a hazardous waste and it is not presently regulated as such. The EPA has developed and issued informal guidelines outlining practical approaches to infectious waste management.

The interstate transport of medical waste is subject to regulation by the United States Department of Transportation ("DOT") pursuant to the Hazardous Material Transportation Act ("HMTA") and pertinent regulations. Pursuant to the HMTA, the transport of medical waste will, depending on its composition, be subject to packaging, labeling, notice and reporting requirements, as well as requirements pertaining to transporter registration, transportation procedures and the preparation of shipping papers. Strict penalties may be assessed for violations of the HMTA and its regulations. On February 26, 1999, Research and Special Programs Administration of DOT issued revised exemptions to 37 cubic yard roll-off container transporters for hauling regulated medical waste. The Company received its exemption and has worked with DOT to gain two modifications on the original exemption to better suit the Company's application. This insures that the efficient roll-off container will continue to be an effective tool in the Company's waste collection and disposal products.

The Company's Incinerator in South Carolina is required to comply with the air emissions standards of the Federal Clean Air Act, as amended (the "Clean Air Act"). The Clean Air Act establishes, among other things, comprehensive air permitting and enforcement programs. The Clean Air Act also provides for specific performance standards for medical and infectious waste incinerators. The Incinerator has recently received its Part 70 Air Quality (Title V Operating) Permit No. TV1280-0021 effective on July 29, 1999, from the State of South Carolina under its State Implementation Program ("SIP") as delegated by U.S. EPA. The Company passed its compliance test for the state of South Carolina during the testing period from October 28-31, 1999. The next air emission hurdle is the EPA New Source Performance Standard ("NSPS"). The Company will have to make some improvements in the particulate pollution control system in order to meet the standard. At present time, the Company is preparing a plan to be presented to EPA demonstrating how the Company will meet the NSPS by September of 2002. Pursuant to the Clean Water Act, the EPA has promulgated extensive effluent and water quality standards as well as permitting requirements for industrial discharges to the waters of the United States under the National Pollution Discharge Elimination System ("NPDES"). The Company's Incinerator has a storm-water discharge NPDES permit, and discharges all wastewater to the sanitary sewer system. The Company has struggled to comply with discharge limits of its permit with the city of Hampton, and is reviewing alternatives to augment the existing pretreatment process. The Company's other facilities also discharge all wastewater to sanitary sewers in compliance with applicable law.

ALABAMA REGULATION. The Alabama Department of Environmental Management ("ADEM") has jurisdiction over the packaging, collection, storage, transportation, and disposal of regulated medical waste. Generators are required to develop a plan to, package and label untreated medical waste, and then ship the untreated medical waste with a permitted transporter. Permits are also required for medical waste treatment facilities. Once the medical waste is treated, it may be disposed of as solid waste.

The Company has a permitted autoclave facility in Decatur, Alabama and a microwave treatment facility permitted in Mobile, Alabama. The treatment permits with ADEM, regulate the waste handling; time, temperature and pressure of the sterilization process; frequency of testing with the biological indicator; additional processing to render the waste unrecognizable; and finally maintenance of records sufficient to demonstrate to the final landfill site that the waste it is receiving is "treated". The Company's treatment facilities comply with ADEM's regulations on a routine basis.

FLORIDA REGULATION. The Florida Department of Health ("DOH") has authority over the generation, storage, treatment and transfer of medical waste. The Florida Department of Environmental Protection ("DEP") has authority over on, and off-site incineration and final disposal facilities. The DOH has specific authority over the operation of the Company's commercial autoclave facility.

Each generator of medical waste is required to prepare, maintain and implement a written plan to identify and handle all such waste within its facility, as well as provide employee training programs. Such plan must outline the procedures for on-site segregation, handling, labeling, storage and treatment of waste generated by the facility. All medical waste management records, including any documentation provided by the transporter, must be maintained for three years and made available for inspection by DOH upon request. All on-site storage of medical waste must be in a designated area away from the general traffic flow pattern and be accessible only to authorized personnel. No medical waste generator may store such waste on-site for any period in excess of thirty days. All containers used for storage must be labeled with the name, address and phone number of the generator if it is to be transported to a disposal site. Violations of the regulations may be prosecuted as criminal offenses.

The Company's autoclave in West Palm Beach, Florida is regulated by the DOH. The DOH issues permits for facilities to treat medical waste. Medical waste must be treated within thirty (30) days of collection from a generator. The DOH permits treatment by the autoclave, subject to specific operating and log keeping requirements. Medical waste treated through autoclaving methods in accordance with the regulations may be disposed of at a landfill in the same manner as solid waste.

GEORGIA REGULATION. The Georgia Department of Natural Resources ("DNR") enforces the biomedical waste management rules. As in other states, generators of the medical waste are required to segregate, package, and label medical waste before shipping it to a treatment site with a permitted medical waste transporter. Georgia's DNR oversees the permitting of transporters, treatment facilities and transfer facilities. The Company has a permitted transfer facility near Atlanta.

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

The PADEP has also formulated regulations regarding the operation of treatment and disposal facilities. The Company's Marcus Hook autoclave facility is subject to operating procedures and permitting requirements. The facility is also subject to periodic inspections by the PADEP that insures the facility is operated in compliance with all regulations.

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

State legislation presently restricts the Incinerator's capacity for medical waste to 100 tons per day. The Company is permitted to accept special and municipal waste to the full extent of its overall permitted capacity of 200 tons of waste per day

TENNESSEE REGULATION. The Tennessee Department of Health and Environment enforces the standards for medical waste incinerators. Generators of medical waste are restricted from disposing of certain categories of medical waste in landfills. Human blood and blood products, cultures and stocks of medical agents and recognizable human organs and body parts may not be landfilled. The Company collects and transports medical waste to an unaffiliated treatment facility in Nashville.

VIRGINIA REGULATION. The Virginia Department of Waste Management has jurisdiction to enforce the regulations for medical waste management in Virginia. The comprehensive regulations require generators to segregate, package, label and seal medical waste prior to shipping it off-site for disposal. Transporters must be permitted through the Department, and the medical waste must be taken to a permitted treatment facility. Transporters must insure that all waste is properly packaged and labeled, and must be capable of managing spills in the unlikely event of a spillage. Permits are required for transfer stations and the permit process includes public participation. The Company operates a permitted transfer facility in Richmond, Virginia and has a long term incineration agreement with an unaffiliated Norfolk, Virginia incineration company.

WEST VIRGINIA REGULATION. The West Virginia Department of Health and Human Resources enforces the rules regulating medical waste. Generators are required to segregate, package, seal and label medical waste before shipping off-site. Medical waste may not be stored for longer than 30 days. Transporters must be permitted and must haul the waste to a permitted treatment or transfer facility. Waste collected in West Virginia is now transported out-of-state for treatment and disposal in compliance with all applicable regulations.

COMPETITION

The Company is the second largest medical waste management provider in the State of Florida and the second largest publicly owned medical waste management company based in the United States. The Company faces intensive competition in its market from national, regional and local competitors. Several other competitors, while not national, have significant regional recognition and market share. Other competitors are local in origin. The largest national publicly owned competitor is Stericycle, Inc. The Company also competes against alternative waste disposal technologies and against generators who have their own incineration or other treatment facilities, such as some hospitals. The Company will likely encounter intense competition from national, regional and local companies in each market into which it may expand.

The Company believes that the principal competitive factors in the medical waste industry are price, reliability, reputation, timely service, ability to offer alternative technologies and to help customers work within an increasingly regulated environment. The Company believes it is able to compete effectively because of its ability to deliver timely, reliable, environmentally sound services, at a reasonable price.

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

The Company carries liability and casualty insurance coverage, which it considers sufficient to meet regulatory and customer requirements and to protect the Company's employees, assets, and operations.

SUPPLIES

The Company purchases its medical waste equipment and supplies, including containers, from many sources. The Company has not experienced any difficulty in obtaining equipment or supplies and alternative sources are readily available.

EMPLOYEES

As of December 31, 1999, the Company had approximately 320 full time employees, including corporate officers, sales and customer service personnel and office and clerical employees. SDSPA's employees are covered by a collective bargaining agreement with the United Steelworkers of America, AFL-CIO. In May of 1999 a new

2 year agreement was entered into expiring in May, 2001. None of the Company's other employees are represented by a labor organization. Management considers its relationship with its employees to be satisfactory.

RECENT DEVELOPMENTS

During 1998, the Company continued its expansion activities and suffered significant financial setbacks. As a result, the Company experienced significant losses from operations, and accordingly, the Company's financial statements contain an explanatory paragraph regarding its ability to continue as a going concern. In early 1999, the Company's top management was replaced, and a recovery plan was implemented. In March 1999, an Independent Counsel was appointed by the Audit Committee of the Board of Directors to investigate the Company's past accounting practices (see ITEM 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations). In June 1999, a lawsuit was filed against the Company, its former officers and certain former and/or current directors. (See ITEM 3. Legal Proceedings). On July 19, 1999, the Company received an informal inquiry from the Securities and Exchange Commission. (See ITEM 3. Legal Proceedings.)

ITEM 2.        DESCRIPTION OF PROPERTY.

SDSSC owns its principal offices and plant located in Hampton, South Carolina. The facility is situated on approximately ten acres of industrial property. The facility includes a 30,000 square foot process building, a 3,000 square foot administrative building and a 5,000 square foot truck maintenance building. The process portion of the facility is in a fully enclosed fenced area, equipped with a truck scale, video camera system and radiation monitors to provide for monitoring of all waste received at the facility. The facility is subject to an approximately $1.9 million mortgage which is held by the prior owner.

The Company owns a 2.9 acre industrial site in Marcus Hook, Pennsylvania which consists of two (2) 25 ton per day autoclaves, a 10,000 square foot processing center and a 2,400 square foot administrative building. The facility is subject to a purchase money mortgage of approximately $400,000 in favor of the prior owner.

SMI owns and operates a transfer facility located in Morrisville, Pennsylvania, which consists of land and 8,500 square feet of building space housing administrative offices, repair station and a transfer station.

The Company operates an autoclave facility in West Palm Beach, Florida in approximately 8,000 square feet of leased property adjacent to the Company's West Palm Beach transfer station.

The Company operates autoclave and microwave facilities in Mobile and Decatur Alabama respectively. The buildings used for these operations are owned by the Company.

The Company maintains its principal offices in Miami Lakes, Florida where the Company rents approximately 6,000 square feet. This location is used for executive offices, billing, sales, and customer service. During 1999, as part of a significant cost reduction effort, the Company closed down transfer stations in: Opa Locka, Florida; Savannah, Georgia; Westchester, Pennsylvania and

Washington, D.C. The Company continues to operate leased transfer stations located in various parts of the eastern United States.

ITEM 3.  LEGAL PROCEEDINGS.

In January 1999, the former stockholders of Med-Waste, Inc. an Alabama corporation including Malcolm Alexander and Louis Noto filed a lawsuit against the Company and Med-Waste, Inc., an Alabama corporation in the Circuit Court of Decatur, Alabama. The Company purchased the capital stock of the Alabama corporation in June 1998. The lawsuit alleges fraud, misrepresentations, breach of contract and failure to pay on a promissory note given as part of the purchase price. In June 1999, the Company terminated the employment of Malcolm Alexander, Louis Noto and Abby Alexander for "cause". Near the end of 1999, the second set of plaintiff's attorneys representing the former stockholders, withdrew from the case. The former stockholders have engaged new counsel and more recently, Louis Noto engaged new counsel, but the Alexanders have not yet engaged new counsel. The Company intends to vigorously defend the lawsuit and believes it has meritorious defenses to the claims. In addition, the Company filed a counterclaim for breach of contract, fraud, and misrepresentation in connection with the purchase of the Alabama corporation. Accordingly, the Company and its counsel are unable to predict the outcome of this case at this time.

On April 9, 1999, W. Fred Bonham filed a complaint against the Company which is pending in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. Prior to January 7, 1999, Mr. Bonham served first as the Company's Vice President of Operations and then as Vice President/Chief Operating Officer pursuant to a four (4) year employment agreement dated June 1, 1997 (the "Employment Agreement"). On January 7 1999, the Company terminated Mr. Bonham's employment for "cause", as the term is defined in the Employment Agreement. Mr. Bonham alleges in his complaint that the Company violated the Employment Agreement by failing to pay Bonham certain compensation after his discharge from the Company. In his complaint, Bonham seeks compensatory damages, pre-judgment interest, costs and reasonable attorneys' fees. Specifically, Bonham seeks his base salary ($175,000 per year) due for the remaining term of his Employment Agreement as well as various stock options. Recently, Mr. Bonham's attorneys have indicated intent to withdraw from the case and substitute counsel has not yet been identified. Accordingly, the Company and its counsel are unable to predict the outcome of this case at this time.

On June 16, 1999, Steve Saarinen filed a complaint in the United States District Court for the Southern District of Florida, Miami Division against Med/Waste, Inc., Daniel A. Stauber, Michael D. Elkin, Milton J. Wallace and Richard Green as Defendants. Mr. Stauber served as President/Chief Executive Officer and as a director until his resignation of all such positions on June 10, 1999. Mr. Wallace has been Chairman of the Board of the Company since June 1993. Mr. Green is a former director and chairman of the Audit Committee and resigned as a director on December 15, 1998. Mr. Elkin was Vice President/Chief Financial Officer of the Company from December 1995 until December 31, 1998, when he resigned his position. The Plaintiff has certified a class action against the Defendants for purported securities violations relating to Med/Waste common stock. Specifically, the complaint seeks relief for violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10(b)-5, promulgated thereunder, as well a purported violation of Section 20(a) of the

Exchange Act. The complaint alleges that the Defendants purportedly issued false and misleading statements as to the Company's results of operations and that, specifically, earnings and earnings per share of the Company for each of the quarterly reports issued for the first, second and third quarters of the 1998 fiscal year were fraudulently misstated. Plaintiff seeks to recover damages on behalf of himself and the putative class he represents purportedly sustained as a result of the violations of the securities law alleged in the Complaint. Plaintiff also seeks to recover attorneys' fees and costs incurred in the litigation. No discovery has commenced and the size of the plaintiff class, if certified, is not yet determined. Accordingly, the Company and its counsel are unable to predict the outcome of this case at this time.

On October 8, 1999, the Company was served with a lawsuit by Richard Anthony Dean, alleging fraud, breach of contract and misrepresentation, among other charges, associated with the acquisition of Target Medical Waste Services, LLC, in Mobile, Alabama. Dean is claiming unspecified compensatory damages, punitive damages and court costs. The Company is vigorously defending itself and a counterclaim by the Company for breach of covenants and misrepresentation has been filed. Accordingly, the Company is unable to predict the outcome of this case at this time

By letter dated July 19, 1999, the Securities and Exchange Commission ("SEC") advised the Company that it is conducting an informal inquiry into the accounting procedures utilized by the Company. The SEC has requested that the Company voluntarily provide certain records and other information. The Company has complied fully with SEC requests and is cooperating with the SEC in its inquiry.

Any of the above matters, if determined adverse to the Company, may have a material adverse effect on the Company's operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders during the three months ended December 31, 1999.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded in the over-the-counter market. Prior to June 3, 1999, prices were quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small Cap Market under the symbol "MWDS." On June 3, 1999, NASDAQ halted trading the Common stock. Effective June 10, 1999, the Company withdrew its stock from quotations by NASDAQ due to the Company's inability to comply with SEC reporting requirements. The Company is now in compliance with all SEC reporting requirements and the Company's common stock is currently quoted on the " OTC-Bulletin Board" maintained by the NASDAQ. The following table sets forth the high and low sales prices information for the Company's common stock for each quarter for the last two fiscal years. The quotations provided below reflect inter-dealer prices, without retail markups, mark down or commission and may not represent actual transactions.

FISCAL 1998                           HIGH      LOW
-----------                           ----      ---
Quarter ending March 31, 1998       $   5.69  $ 4.56
                                    --------  ------
Quarter ending June 30, 1998        $   7.38  $ 4.75
                                    --------  ------
Quarter ending September 30, 1998   $   7.63  $ 3.63
                                    --------  ------
Quarter ending December 31, 1998    $   4.88  $ 2.88
                                    --------  ------

FISCAL 1999
-----------
Quarter ending March 31, 1999       $   5.37  $ 3.00
                                    --------  ------
Quarter ending June 30, 1999        $   3.12  $  .50
                                    --------  ------
Quarter ending September 30, 1999   $   1.50  $  .25
                                    --------  ------
Quarter ending December 31, 1999    $    .75  $  .37
                                    --------  ------


On March 1, 2000 the average high and low prices of the common stock as quoted on the "Bulletin Board" was $1.03 and $1.00 respectively.

As of March 1, 2000, the Company had approximately 200 shareholders.

DIVIDENDS

The Company has never paid any cash dividend on its common stock and does not anticipate paying cash dividends in the foreseeable future. The payment of dividends by the Company will depend on its earnings, financial condition and other business and economic factors affecting the Company at that time which the Board of Directors may consider relevant. The Company presently intends to retain any earnings to provide for the development and growth of the Company. The Company has outstanding 31,095 shares of Series A Preferred Stock which accrue dividends at a rate of 9% per annum. The Company paid cash dividends on its Series A Preferred Stock from its issuance until December 31, 1998. The dividends for the first and second quarters of 1999 were paid through the issuance of additional Shares of Series A Preferred Stock as permitted by the terms of the Series A stock. The dividends for the third and fourth quarter of 1999 were paid in cash in February of 2000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

During 1999, the Company was engaged in a fast paced recovery program to correct many of the problems that faced the new management team that came on board in the first quarter of 1999. During the year, the Company restated all of its 1998 quarterly reports and was successful in becoming compliant with all SEC reporting requirements by September of 1999.

COMPANY'S MANAGEMENT REORGANIZATION AND 1998 FINANCIAL RESULTS

During January 1999, the Company announced the appointment of Carlos Campos as Chief Operating Officer, George Mas as Chief Financial Officer and Ross Johnston as Vice President of Legal Affairs. Also in January 1999, the Company terminated the employment of William F. Bonham as Vice President/Chief Operating Officer.

On March 8, 1999, the Company issued a press release announcing the possibility that it may be required to restate earnings for the three fiscal quarters of 1998. At that time, the restatement was estimated at $1.75 million for the three-quarters. After further investigation by the new management team and the appointment of an independent counsel by the Audit Committee of the Board of Directors, the Company estimated the 1998 loss in a press release dated April 15, 1999 at $8 million. On March 17, 1999, Daniel Stauber, took a leave of absence as president and Chief Executive Officer of the Company. Effective June 10, 1999, Mr. Stauber resigned as President and CEO and also as a member of the Board of Directors. Carlos Campos was appointed acting CEO.

On June 3, 1999 the Company announced that it expected to report a net loss of $9.3 million for fiscal year 1998 and that it had expanded its investigation to fiscal years 1997 and 1996. In July 1999 after a review of 1997 and 1996 by the independent counsel, it was concluded that no material misstatements of fiscal years 1997 and 1996 had come to their attention. The Company's management agreed with their conclusion and announced that it would file amended quarterly reports for the first three-quarters of fiscal year 1998.

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

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH 1998

REVENUES. Revenues for the year ended December 31, 1999 increased by approximately $1.9 million (7.8%) over 1998. This growth can be attributed primarily to the acquisitions made during 1998, which contributed a full year of operations in 1999. During 1999, new management intentionally limited the internal sales growth rate so that the many problems arising from the Company's inability to obtain benefits from acquisitions made in 1997 and 1998 could be properly addressed and resolved. New customers were only added if they required no significant capital investments, such as containers or transportation equipment. As the cash situation improved late in 1999 and it became evident that additional capital was forthcoming from the private placement of $4.4 million completed in early 2000, marketing priorities were changed so that a more aggressive internal growth rate could be achieved in the future.

OPERATING COSTS. Operating costs increase 1% ($122,756)from 1998 to 1999 despite sales increasing 7.8%. As a percent of revenues these costs improved from 85% in 1998 to 79% in 1999. Most of the new management operating changes were not implemented until the second half of the year therefore, this improvement is expected to continue in 2000. Some of the operating changes included improving the trucking and customer route logistics, negotiating lower burn rates with an outside medical waste processor under an existing contract, inherited from a previous acquisition in Virginia and internalizing waste flows to the Company's treatment facilities rather than with third parties.

ADMINISTRATIVE AND SELLING EXPENSES. These expenses decreased $3,211,868 from 1998 to 1999 and represented 28% of revenues in 1999 compared to 43% in 1998. Substantial decreases in costs from 1998 can be attributed to an improvement in collection policies and procedures which resulted in a reduction of bad debts expense of $500,000. Additionally, professional services were reduced by $1,250,000 by eliminating the use of outside consultants and professionals by internalizing legal, computer and accounting costs and because of the absence of special audit and investigation costs expensed in 1998. The remaining cost reduction can be attributed to costs savings from the centralization of overhead functions at the national service center. During 1999 there was a reduction of approximately 25 employees representing approximately $1,000,000 in payroll and related expenses.

OPERATING LOSS. The loss of $8.7 million in 1998 was primarily attributable to the Company's inability to obtain costs synergies from acquisitions made in late 1997 and in 1998. During 1999, new management took immediate action to implement its concept of handling all support operations from a central service center. This along with significant reductions in administrative expenses, discussed above, and the absence of a charge for failed acquisitions in 1999, resulted in the reduction of the operating loss by $5,433,615.

OTHER EXPENSES, net. The increase of $1,361,437 was principally due to an increase in interest expense resulting from higher debt during 1999 and the effect of interest incurred on loans on default using the prescribed default rates on certain loans which, are generally 2%-3% above the regular interest rates.

PROVISION FOR INCOME TAXES. No provision for income taxes were necessary for 1999 due to the loss reported for the year. The 1998 losses also created a tax credit from net operating loss carrybacks to prior years. (See note 10 to Consolidated Financial Statements.)

NET LOSS. The net loss for 1999 was $3,496,448 less than in 1998. During 1999, new management implemented many operating changes in an attempt to begin to properly consolidate into the operational structure the acquisitions made in 1997 and 1998. Most of these changes were made in the later half of the year and others will be made in 2000. Management believes its new operating philosophy should continue to result in reduced costs into the year 2000.

YEAR 2000 COMPUTER ISSUES

The potential for software failure due to Year 2000 calculations is a known risk. The Company recognizes the need to ensure that its operations, products and services are not adversely impacted by the Year 2000 risks. The Company expended approximately $35,000 for Year 2000 related expenses and continues to monitor the situation for any disruptions due to Year 2000 related issues. The Company has not had its operations disrupted with any Year 2000 issues and does not expect any material disruptions or significant costs related to Year 2000 issues, for the year 2000.

LIQUIDITY AND CAPITAL RESOURCES. The Company's bank borrowings during 1999 were restricted to $1,500,000 during the first quarter of 1999. At that time, due to the reporting and operational deficiencies uncovered by new management, all lines of credit were frozen and the Company's only principal source of cash was from its own operations. During the year, approximately $297,000 was borrowed from the Chairman of the Board and the Chief Executive officer to meet certain financial obligations that could no longer be delayed. Payments to vendors were routinely delayed and payments on long term debt were not made on time. All bank loans and other significant debt are currently in default and the due date of the line of credit from the bank was extended to May 31, 2000.

Subsequent to December 31, 1999 the Company successfully completed a private placement of $4,400,000 of convertible preferred stock which netted the Company approximately $4,100,00 in additional working capital. These funds are to be used primarily to reduce the amount of accounts payable to vendors and suppliers. In addition $720,000 was used to retire a past due debt to a former owner of business acquired in 1998.

The Company must make improvements at the SDSSC incinerator during 2000-2002 to meet new air emission standard requirements. Although expected expenditures were deferred in 1999 and required State of South Carolina Tests were successfully completed, management still expects to incur approximately $6,000,000 in improvements to this facility in order to maximize its waste throughput and obtain significant economies of scale and meet the 2002 Federal air emission standards. The Company expects to obtain those funds from additional bank borrowings and/or equity capital. There can be no assurances that the Company will be able to obtain such funds. In such event, the Company may be required to reduce the amount of waste processed or close the facility until the funds to make the renovations become available. During 2000, the Company anticipates incurring approximately $1 million in company wide improvements as well as it may incur significant legal costs to defend its on going litigation (See item
3).

The Company is presently not in compliance with minimum tangible net worth and other financial covenants set forth in its bank credit facility and certain other notes payable. The Lenders have not declared the Company in formal default or accelerated payment of the Company's indebtedness thereunder. There can be no assurance that they will not do so in the future. The Company is engaged in discussions with prospective sources of additional working capital and with its current lenders. There can be no assurance that the Company will successfully negotiate a new credit facility or obtain additional working capital. The Company's current credit facility, which would have provided a maximum of $35 million in financing, has been placed on hold by the lenders. The revolving portion of the credit facility expires on May 30, 2000. During 1999, the Company's new management team implemented a series of cost reduction and performance enhancing measures which reduced considerably the operating expenses of the Company. As expected, the Company was able to achieve a positive cash flow from operations by the third quarter of 1999. These cost reduction efforts are continuing and management expects continued improved results during 2000 and beyond. The private placement of approximately $4.4 million successfully completed in February 2000 provides the Company with sufficient cash flow to reduce its debts to vendors and suppliers to a manageable level. These additional funds, along with a positive cash flow, are expected to be sufficient for the operational cash needs of the Company for the next twelve months.

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 1997 and 1998, the Company purchased several companies in the medical waste business in contemplation of integrating the acquisitions into the Company's core business. In 1997 and 1998 unfortunately, the Company was unable to successfully integrate and achieve profitability from these acquisitions. In addition, internal growth was limited due to the Company's inability to formulate an effective marketing plan, integrate its acquisitions, and manage the Company's growth. In early 1999, with new management the Company began its plan to aggressively control costs, control expansion efforts, and focus on the Company's core business.

The Company is also in discussions with several lenders for additional funds, as well as obtaining a waiver to cure its financial covenant violations. The Company believes that it will be successful in the future in obtaining its required capital needs.

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

IMPACT OF INFLATION. To the extent permitted by competition, the Company passes increased costs attributed to inflation to its customers by increasing sales prices over a reasonable period of time. Also, it is the Company's policy to place all of its major supplier purchases out to bid. During 1998, these policies were not carried out in an organized financial structure resulting in significant costs increases for the year.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement applies to all entities and, as amended, is effective for all fiscal quarters of the fiscal years beginning after June 15, 2000. The Company did not engage in derivative instruments or hedging activities in any periods presented in the consolidated financial statements. Accordingly, management anticipates implementation of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements

                                                                                                                       PAGE
                                                                                                                       ----

Report of Independent Certified Public Accountants..................................................................    25

Consolidated Balance Sheets as of December 31, 1999 and 1998........................................................    26

Consolidated Statements of Operations for the years ended December 31, 1999 and 1998................................    27

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999 and 1998......................    28

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998................................    29

Notes to Consolidated Financial Statements..........................................................................    30



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders of Med/Waste, Inc.

We have audited the accompanying consolidated balance sheets of Med/Waste, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Med/Waste, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in notes 6, 13, and 17 to the consolidated financial statements, the Company is in default of its agreements with certain lenders, is involved in several lawsuits whose outcome is uncertain at this time and has incurred significant losses from operations, negative cash flows and a working capital deficiency as of and for the years ended December 31, 1999 and 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BDO Seidman, LLP

Miami, Florida
March 3, 2000

                        MED/WASTE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                    DECEMBER 31,
                                                                               --------------------------
                                                                               1999                  1998
                                                                               ----                  ----
ASSETS (Note 6)
Current assets:
     Cash and cash equivalents                                             $     69,225       $    113,146
     Accounts receivable, net of allowances of $668,000 and $740,000 in
     1999 and 1998, respectively (note 6)                                     5,457,676          5,713,044
     Inventories                                                                210,544            352,941
     Prepaid expenses and other                                                 153,780          1,359,436
                                                                           ------------       ------------
          Total current assets                                                5,891,225          7,538,567

Property, plant and equipment, net (notes 3 and 11)                          12,908,410         14,172,260
Goodwill, net of accumulated amortization of $1,554,000 and $1,152,000       18,774,945         19,906,832
(note 2)
Other intangibles, net (notes 2 and 5)                                        7,469,018          7,373,617
Other assets                                                                    294,827            297,369
Notes receivable (Note 9)                                                                          150,000
Investment in unconsolidated subsidiary (note 4)                                737,284            717,399
                                                                           ------------       ------------
                                                                          $ 46,075,709       $ 50,156,044
                                                                           ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued liabilities                             $  7,332,110       $  6,699,336
      Current portion of notes payable (note 6)                              23,731,306         20,120,645
      Current portion of capital lease obligations (note 11)                    710,249            679,935
                                                                           ------------       ------------
          Total current liabilities                                          31,773,665         27,499,916

Capital lease obligations, less current portion (note 11)                       318,074            901,634
Notes payable (note 6)                                                          162,091          1,957,023
                                                                           ------------       ------------
           Total liabilities                                                 32,253,830         30,358,573

Commitments and contingencies (notes 11, 13 and 17)

Shareholders' equity (notes 2, 7,8,14, 16 and 17):
      Series A Preferred stock, .01 par value; 60,000 shares authorized,
      31,095 and 28,869 shares outstanding at 1999 and 1998 respectively
      ($100 per share liquidation preference)                                       311                289
      Common stock, $.001 par value; 10,000,000 shares authorized;
      6,731,956 and 6,650,647 shares issued and outstanding in 1999 and
      1998, respectively                                                          6,732              6,651
      Additional paid-in capital                                             30,475,847         30,289,507
      Warrant subscriptions and option notes receivable (Note 12)              (382,113)          (387,466)
      Deficit                                                               (16,248,241)       (10,080,853)
                                                                           ------------       ------------
                                                                             13,852,536         19,828,128
           Less cost of treasury stock: 11,824 shares                           (30,657)           (30,657)
                                                                           ------------       ------------
           Total shareholders' equity                                        13,821,879         19,797,471
                                                                           ------------       ------------
                                                                           $ 46,075,709    $    50,156,044
                                                                           ============       ============



            SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES
                      TO CONSOLIDATED FINANCIAL STATEMENTS.

                        MED/WASTE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEARS ENDED DECEMBER 31,
                                                       ----------------------------
                                                           1999           1998
                                                       ------------    ------------
Revenues                                               $ 26,872,279    $ 24,924,664
Costs and expenses:

   Operating costs                                       21,317,960      21,195,204
   Administrative and selling expenses                    7,531,555      10,743,423
   Amortization of intangibles                            1,313,611         999,536
   Failed acquisitions expense (Note 2)                                     710,963
                                                       ------------    ------------
                                                         30,163,126      33,649,126
                                                       ------------    ------------
Operating (loss)                                         (3,290,847)     (8,724,462)
Other (expense) income:

   Interest expense, net                                 (2,632,973)     (1,598,628)
   Other, net                                                25,709         352,801
                                                       ------------    ------------
Other (expense) income, net                              (2,607,264)     (1,245,827)
                                                       ------------    ------------
(LOSS)  BEFORE INCOME TAXES                              (5,898,111)     (9,970,289)
Income tax (benefit) (note 10)                                             (580,835)
                                                       ------------    ------------
NET (LOSS)                                               (5,898,111)     (9,389,454)
Preferred stock dividend                                    269,277         274,382
                                                       ------------    ------------
Net (loss) available to common shareholders            $ (6,167,388)   $ (9,663,836)
                                                       ============    ============
(Loss) per share - basic and diluted                   $       (.92)   $      (1.68)
                                                       ============    ============
Weighted Average number of common shares outstanding      6,687,259       5,764,566



          SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS

                        MED/WASTE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     Years ended December 31, 1999 and 1998

                                                                       PREFERRED STOCK         COMMON STOCK
                                                                     --------------------   ------------------
                                                                     SHARES        AMOUNT   SHARES      AMOUNT
                                                                     ------        ------   ------      ------
Balance at January 1, 1998                                            42,969        $430  4,629,699      $4,630

Conversion of preferred stock to common stock                        (14,000)       (141)   388,935         389
Conversion of debentures to common stock                                                    558,579         559
Issuance of common stock for the acquisition of Decatur                                     133,334         133
Issuance of common stock for the acquisition of
Med-Waste, Inc.                                                                              41,334          41
Issuance of common stock for BMW acquisition                                                 16,000          16
Issuance of common stock for the acquisition of SMI                                         500,000         500
Issuance of common stock for Bio-Tech, Inc.                                                  26,666          27
Issuance of common stock for certain assets acquired from
Biomade, Inc                                                                                 75,992          76
Stock issued for services                                                                     1,989           2
Warrants Exercised                                                                           38,417          38
Options Exercised                                                                           239,702         240
                                                                      ------         ---  ---------       -----
Balance at December 31, 1998                                          28,869         289  6,650,647       6,651

Stock issued for services                                                                    13,433          13
Issuance of common stock for Bio-Tech, Inc, Final Payment                                    62,794          63
Stock issued  in lieu of dividends                                     2,442          24
Conversion of preferred stock to common stock                          (216)         (2)      5,082           5
                                                                      ------         ---  ---------       -----
Balance at December 31, 1999                                          31,095        $311  6,731,956     $ 6,732
                                                                      ======         ===  =========       =====



                                                                            WARRANT
                                                        ADDITIONAL       SUBSCRIPTIONS
                                                         PAID-IN       AND OPTION NOTES                   TREASURY     TOTAL SHARE-
                                                         CAPITAL          RECEIVABLE         DEFICIT        STOCK        HOLDERS
                                                      --------------- -------------------- ------------- ------------ -------------

Balance at January 1, 1998                             $18,625,685    $  (258,003)          $(417,017)     $(30,657)    $17,925,068

Conversion of preferred stock to common stock                                                                                   248
Conversion of debentures to common stock                 1,335,343                                                        1,335,902
Issuance of common stock for the acquisition of
Decatur                                                    992,378                                                          992,511
Issuance of common stock for the acquisition of
Med-Waste, Inc.                                            309,959                                                          310,000
Issuance of common stock for BMW acquisition                79,984                                                           80,000
Issuance of common stock for the acquisition of SMI      6,999,500                                                        7,000,000
Issuance of warrants for the acquisition of SMI             25,000                                                           25,000
Issuance of common stock for Bio-Tech, Inc.                196,635                                                          196,662
Issuance of common stock for certain assets
acquired from Biomade, Inc                                 549,924                                                          550,000
Common stock issued for services                             9,998                                                           10,000
Options issued for services                                245,870                                                          245,870
Warrants issued for services                               253,000                                                          253,000
Warrants Exercised                                         114,985                                                          115,023
Options Exercised                                          551,246       (179,463)                                          372,023
Proceeds from stock subscription receivable                                50,000                                            50,000
Net (loss) for the year                                                                    (9,389,454)                   (9,389,454)
Dividends                                                                                    (274,382)                     (274,382)
                                                       -----------       --------        ------------      --------     -----------
Balance at December 31, 1998                           $30,289,507       (387,466)       $(10,080,853)     $(30,657)    $19,797,471

Warrants issued for services                                46,700                                                           46,700
Stock issued for services                                    8,987                                                            9,000
Issuance of stock for Bio-Tech, Inc, Final Payment             (65)                                                             --
Stock issued in lieu of dividends                          130,718                                                          130,743
Collection of notes receivable                                              5,353                                             5,353
Net (loss) for the year                                                                    (5,898,111)                   (5,898,111)
Dividends                                                                                    (269,277)                     (269,277)
                                                       -----------       --------        ------------      --------     -----------
Balance at December 31, 1999                            30,475,847      $(382,113)       $(16,248,241)     $(30,657)    $13,821,879
                                                       ===========       ========        ============      ========     ===========

          SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS

                        MED/WASTE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                      --------------------------
                                                                                       1999              1998
                                                                                       ----              ----
OPERATING ACTIVITIES:
Net (loss)                                                                       $   (5,898,111)    $  (9,389,454)
Adjustments to reconcile net loss to net cash (used) in operating activities,
      Depreciation and amortization                                                   3,279,611         2,479,577
      Provision for doubtful notes and accounts receivable                              (71,460)          631,600
      Loss on disposal of operating equipment                                                --           195,170
      Equity in net income of unconsolidated subsidiary                                 (19,885)          (36,550)
      Issuance of stock, options, and warrants for services                              55,724           508,870

    Changes in operating assets and liabilities net of effects of acquisition:
      Decrease (increase) in accounts receivable                                        326,828         1,493,072
      Decrease in notes receivables                                                     150,000                --
      Decrease (increase) in inventories                                                142,397           (23,863)
      Decrease (increase) in prepaid expenses                                         1,205,657          (544,698)
      Increase (decrease) in other assets                                               (45,545)          335,804
      Increase in accounts payable and accrued liabilities                              632,774         1,573,986
      (Decrease) in deferred income tax liability                                            --          (818,000)
                                                                                 --------------     -------------
      Net cash (used in) operating activities                                          (242,010)       (3,594,486)

INVESTING ACTIVITIES:
    Purchase of Intangibles                                                            (229,038)               --
    Proceeds on sale of Kover                                                                           1,200,000
    Proceeds on note for sale of Kover                                                                  1,350,000
    Acquisition of businesses, net of cash acquired                                                    (6,838,743)
    Purchase of operating equipment                                                    (702,150)       (1,641,432)
                                                                                 --------------     -------------
    Net cash used in investing activities                                              (931,188)       (5,930,175)

FINANCING ACTIVITIES:
    Increase in borrowings under bank credit agreement                                1,545,553         3,159,764
    Preferred stock dividends                                                          (138,559)         (274,382)
    Additions to other long-term debt                                                   389,365        12,436,618
    Payments on other long-term debt                                                   (119,189)       (6,531,475)
    Principal payments under capital leases                                            (553,246)         (674,718)
    Proceeds from exercise of options and warrants                                                        487,292
    Payment of stock subscription receivable                                              5,353            50,000
                                                                                 --------------     -------------
    Net cash provided by financing activities                                         1,129,277         8,653,099
                                                                                 --------------     -------------
    Net  (decrease) in cash and cash equivalents                                        (43,921)         (871,562)
    Cash and cash equivalents at beginning of period                                    113,146           984,708
                                                                                 --------------     -------------
    Cash and cash equivalents at end of period                                    $      69,225    $      113,146
                                                                                 ==============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Notes received for sale of Kover                                                                  $(1,500,000)
    Notes issued for acquisition of Decatur                                                             1,500,000
    Fixed assets acquired through capital leases                                                        1,336,677
    Common stock issued for the acquisitions                                                            9,170,000
    Warrants issued for the acquisition SMI                                                                25,000
    Fair value of assets acquired from acquisitions                                                     5,060,000
    Liabilities assumed from acquisitions                                                               3,400,000
    Conversion debentures to common stock                                                               1,335,902
    Conversion of preferred stock to common stock                                 $       5,082         1,410,000
    Issuance of common stock for note receivable                                                          179,463
    Cash paid during the year for interest                                            2,292,666
    Preferred Stock issued as Payment of Dividend                                       130,718



          SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENT

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Med/Waste, Inc. (the "Company") is a holding company incorporated in November 1991 under the laws of the State of Delaware. The Company is engaged in the businesses of medical waste management, primarily through the following subsidiaries, collectively referred to as the "Waste Companies":

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions have been eliminated.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over 25 years. Other intangible assets primarily include covenants not to compete, customer lists, patents and permits. The cost of other intangibles in amortized on a straight-line basis over their estimated useful lives, ranging from five to twenty-five years. The Company reviews the carrying value of goodwill and other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of the assets associated with the intangibles.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. The fair values of these financial instruments were not materially different from their carrying values. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Credit risk on trade receivables is substantially minimized as a result of the large customer base. No single customer represents greater than 5% of total accounts receivable. The Company maintains allowance for potential credit losses and performs on going credit evaluations.

STOCK BASED COMPENSATION

The Company recognizes compensation expense for its employee stock option incentive plans using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is the excess, if any of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire the stock.

INCOME TAXES

Income taxes are accounted for using the liability approach under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

SEGMENT REPORTING

During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public enterprises report information about operating segments in financial statements. It also establishes disclosure standards regarding products and services, geographic areas and major customers. The Company's operations are conducted in a single unified segment - management of medical waste.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement applies to all entities and, as amended, is effective for all fiscal quarters of the fiscal years beginning after June 15, 2000. The Company did not engage in derivative instruments or hedging activities in any periods presented in the consolidated financial statements. Accordingly, management anticipates implementation of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

ACQUISITIONS

On March 31, 1998, the Company purchased the capital stock of Med Waste, Inc. an unrelated Pennsylvania corporation. Med Waste, Inc. provides medical waste management services to medical waste generators in Pennsylvania. In connection with the purchase, the Company issued 41,000 shares of common stock with a guaranteed fair value after two years of $7.50 per share.

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

In June 1998, the Company acquired Target, based in Mobile, Alabama. Target operates a medical waste microwave facility and provides medical waste management services to customers in Alabama, Florida, Louisiana and Mississippi.

In June 1998, the Company acquired certain assets and assumed certain liabilities of Biotech Disposal, Inc. ("Biotech"). Biotech provided medical waste management services to generators of medical waste in Broward County, Florida. In connection with the purchase, the Company issued 26,666 shares of common stock with a guaranteed per share value after one year of $6.50.

In June 1998, the Company acquired Decatur, an unrelated Alabama corporation based in Decatur, Alabama. Decatur owns and operates a medical waste autoclave facility and provides medical waste management services to medical waste generators in the states of Alabama, Georgia and Tennessee. In connection with the purchase, the Company issued 133,334 shares of common stock of which the Company guaranteed fair value of 120,000 shares after two years of $7.50 per share.

In September 1998, the Company purchased BMW, a medical waste transportation company operating in West Virginia, Eastern Ohio and Western Pennsylvania. In connection with the purchase, the Company issued 16,000 shares of common stock valued at the then market value.

In October 1998, the Company acquired SMI and its related companies. SMI provides medical waste disposal services to medical waste generators in the Pennsylvania, New Jersey, Delaware, and Maryland region and owns a 49% interest in an incineration facility in Matthews, North Carolina. In connection with the purchase, the Company issued 500,000 shares of common stock with a guaranteed fair value of $14 per share, after three years. Payments under such guarantee can be made in cash or in additional shares of stock at, the option of the Company.

The following summarized unaudited pro forma consolidated results of operations have been prepared as if the aforementioned acquisitions had occurred at the beginning of 1998 and includes pro forma adjustments for interest, depreciation and amortization:

                                                                     PROFORMA
                                                                        1998
                                                                     --------
Revenues                                                             29,932,645
Net (loss)                                                           (9,389,463)
EPS - Basic and Diluted                                                   (1.50)

Weighted Average number of common shares outstanding                  6,239,677

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

All of the acquisitions were accounted for by the purchase method of accounting. Accordingly, the respective purchase prices include the guaranteed fair value of common stock issued in connection with the acquisition and the results of operations of the acquired entities are included in the accompanying consolidated Statements of Operations from the respective dates of acquisition.

During 1997 and 1998 the Company had capitalized certain costs relating to the potential acquisition of a company. During the fourth quarter of 1998, the Company expensed the capitalized costs of $710,963 due to the Company's failure to complete the acquisition.

In each acquisition, the purchase price has been allocated to the fair value of tangible and identified intangible assets acquired and liabilities assumed, as follows:


                                                    IN MILLIONS OF DOLLARS
                                         PA     TARGET   DECATUR     SMI       BMW     BIO-MADE
Value of common stock issued             $0.31 $     --     $1.00      $7.03    $0.08       $0.55
Cash paid including expenses net of
cash acquired                               --      1.32     0.51       4.17     0.17        0.63
Fair value of liabilities assumed         0.02               1.80       1.34     0.19          --
                                      ------------------------------------------------------------
                    Total amount paid    $0.33     $1.32    $3.31     $12.54    $0.44       $1.18
                                      ============================================================
Fair value of tangible assets
acquired                                 $0.07     $0.46    $0.48      $3.42    $0.15       $0.44

Fair value of identifiable
intangible assets acquired                  --      0.60     1.00       3.55     0.23        0.33
Goodwill                                  0.26      0.26     1.83       5.57     0.06        0.41
                                      ------------------------------------------------------------
            Total net assets acquired    $0.33     $1.32    $3.31     $12.54    $0.44       $1.18
                                      ============================================================



3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31:

                                                                1999              1998
                                                                ----              ----
          Land                                           $       527,700   $        527,700
          Building                                             2,897,569          2,819,817
          Incinerator and autoclaves                           4,541,970          4,310,947
          Operations equipment                                 6,521,779          5,978,103
          Computer, office and other equipment                 3,176,426          3,119,221
                                                              ----------         ----------
                                                              17,665,444         16,755,788
          Less accumulated depreciation                       (4,757,034)        (2,583,528)
                                                              ----------         ----------
                                                         $    12,908,410   $     14,172,260
                                                              ==========         ==========

Depreciation expense amounted to $1,966,001 and $1,480,041 for 1999 and 1998, respectively. Included in operations equipment and computer, office and other equipment is approximately $1,500,000 of equipment under capital leases at December 31, 1999 and 1998.

4.     INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

During 1998, (as part of the SMI acquisition) the Company acquired a 49% interest in Matthews Acquisition Corporation ("MAC"), an incineration facility located in North Carolina, that owns all of the capital stock of BMWNC, Inc. ("BMWNC") and Biomedical Services, Inc. ("BMS"). Both BMWNC and BMS were debtors in possession pursuant to Chapter 11 of the Bankruptcy Code. This transaction was approved by the bankruptcy court on April 3, 1998. In connection therewith, MAC acquired BMWNC and BMS for approximately $1 million in cash and the issuance of $2.1 million, 8% notes payable, due in 2004. The notes are collateralized by the assets and stock of BMWNC and BMS. The Company recorded the transaction according to the equity method and, as such, recorded its initial investment at cost and has adjusted its investment for its respective percentage of undistributed income or loss, which is not material to the Company's financial statements. The Company does not have a controlling interest in MAC, nor does it have a significant influence in the operations. The Company's purchase agreement for the 49% interest stipulates that the Company's interest in MAC will increase to 51% upon the occurrence of certain events. Upon acquiring 51% interest, the Company would have a controlling interest, and would consolidate the accounts of MAC.

5.       OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following at December 31:

                                             1999          1998
                                             ----          ----
Licenses and permits                     $ 4,150,000    $ 4,150,000
Customer lists, non-compete, and other     3,903,906      3,690,972
                                         -----------    -----------
                                           8,053,906      7,840,972
Less accumulated amortization               (584,888)      (467,355)
                                         -----------    -----------
                                         $ 7,469,018    $ 7,373,617
                                         ===========    ===========


6.       NOTES PAYABLE

Notes payable consist of the following at December 31:

                                                 1999         1998
                                                 ----         ----
Note payable (1)                            $ 1,957,800   $ 1,860,642
Term loans (2)                               16,200,000    13,154,447
Line of credit (2)                            3,500,000     5,000,000
Notes payable (3)                             1,747,091     1,826,468
Other (4)                                       488,506       236,111
                                             ----------    ----------
                                             23,893,397    22,077,668
Less current portion                         23,731,306    20,120,645
                                             ----------    ----------
                                            $   162,091   $ 1,957,023
                                             ==========    ==========

The minimum annual debt payments for the next five years required under the terms of the notes payable are as follows:

            2000          $23,731,306
            2001               87,735
            2002               74,356
            2003                 --
            2004                 --
      Thereafter                 --
                          -----------
                          $23,893,397
                          ===========

(1) The note to a former owner is non-interest bearing and is payable quarterly through June 2000. It is reflected, net of unamortized discounts of approximately $42,200 in 1999 and $139,358 in 1998. The discount is based on an imputed interest rate of 6% (based on the then prevailing tax exempt interest rate available to the Company). The note is collateralized by certain property and equipment (net book value $3 million) and an assignment of revenues and profits. The Company did not make scheduled payments during 1999 amounting to $1,050,000 and is therefore in default of the debt agreement. Accordingly, such debt has been classified as current.

(2) At December 31, 1998 the Company had a line of credit with a bank for $5 million. The line was a demand note bearing interest at prime plus 1% (8.75% at December 31, 1998). Interest was payable monthly. In addition, the Company had term loans with the bank of $13,154,447 at December 31, 1998.

     In January 1999, the Company refinanced these loans with a Credit Agreement consisting of a $10 million revolving credit loan and a $25 million Convertible Credit Loan. Borrowings under the line are restricted to 80% of eligible accounts receivable, as defined. Provided that no default or event of default, as defined, has occurred, the total principal balance of the convertible credit loan would be converted to a term loan on July 31, 2000 and would be payable monthly in an amount equal to one eighty-fourth (1/84th) of the aggregate principal balance of the converted loan. Final payment plus accrued interest would be due on July 31, 2004.

     The revolving credit loan was originally due on July 31, 1999 but was extended by the Bank to May 30, 2000. Interest on the revolving credit loan and convertible credit loan is payable monthly at a rate equal to the Prime Rate or the LIBOR Rate plus or minus an applicable margin as defined in the Credit Agreement. The Credit Agreement requires the Company to maintain minimum levels of liquidity, profitability and net worth. The Company is currently in violation of all of the financial covenants pertaining to the Credit Agreement. The Company has not obtained waivers from the bank and as such, has classified the line of credit and term loans outstanding at December 31, 1999 and 1998 as current liabilities. The Company has been negotiating with its lenders for the purposes of restructuring the Company's debt and these lenders have not called the outstanding balances. Because of the default condition, all borrowings under the Credit Agreement currently bear interest at a default rate provided by the Agreement (2 1/2% over the normal rate) which at December 31, 1999 was 11%. The revolving credit loan and the convertible credit loan are collateralized by substantially all of the Company's assets.

(3) On November 6, 1997, the Company issued a $500,000 to a former owner non-interest purchase money note collateralized by real estate. The note is payable monthly over five years and the balance at December 31, 1999 amounted to $291,670 and is reflected, net of a $44,580 discount. The discount is based on an imputed interest rate of 10%. The Company made all the required payments during 1999.

     On June 29, 1998, the Company issued five promissory notes to the previous shareholders of Decatur aggregating $1,500,000. The notes bear interest at the Prime Rate (8.5% at December 31, 1999) and the principal balances on the notes with accrued interest are due June 30, 2000. Due to the current litigation with the previous owners and holders of these notes the Company ceased making interest payments in August of 1999 but has accrued for such interest according to the terms of the notes.

(4) Other notes consist principally of $297,000 due to the Chairman of the Board of the Company ($257,000) and to the president and Chief Executive Officer ("CEO") ($40,000). These unsecured notes bear interest at 10% per year and represent advances made to the Company by these individuals to assist the Company in meeting its financial obligations when the line of credit was no longer available for use.

7.   STOCK WARRANTS

In February 1998, the Company issued 14,117 warrants to holders of Series A Preferred Stock who exchanged their shares of Series A Preferred for common stock. These warrants have an exercise price of $3.625, were issued below the market value of underlying stock on date of grant and expire December 2002.

In April 1998, the Company issued 50,000 warrants to a financial advisor with an exercise price of $5.88. These warrants were issued below the market value of the underlying stock on the date of grant and expire April 2003.

In September 1998, the Company issued 75,000 warrants to an investment banking firm. Of these warrants, 37,500 have an exercise price of $3.63, equal to the then market value of the underlying stock at the date of grant. The remaining 37,500 warrants have an exercise price of $5.00. These warrants expire September 2001.

In October 1998, in connection with the acquisition of SMI, the Company issued 100,000 warrants to the shareholders of SMI. The exercise price is $8.00 per share, expiring October 2003.

In January 1999, the Company issued 25,000 warrants to a financial advisory firm in relation to a consulting agreement entered into in 1998. The warrants have an exercise price of $4.875 and expire on January 8, 2001.

In April 1999, the Company issued 5,000 warrants to an individual who was instrumental in the recruiting of the Company's current President and CEO.

In December 1999, the Company issued 100,000 warrants to an investment-banking firm for consulting services performed in 1998 and 1999. The warrants have an exercise price of $.63 and expire in December 31 2005.

All values of warrants, except those related to acquisitions and capital raising activities are charged to operations and were valued using the Black-Scholes method.

8.  STOCK OPTIONS

The Company has three stock option plans (a) the 1993 Employee Stock Option Plan (the "1993 Plan") (b) the Directors Stock Option Plan (the "Directors Plan"),
(c) and the 1996 Employee Stock Option Plan (the "1996 Plan").

Under the Directors Plan, as amended, each non-employee director receives automatic non-discretionary grants of options on June 2 of each year. On each grant date, each non-employee receives options to purchase 3,000 shares of common stock for service on the board, additional options to purchase 3,000 shares of common stock for service on each committee of the board, other than the executive committee and additional options to purchase 3,000 shares for service as chairman of a committee other than the executive committee. Non-employee directors receive options to purchase 6,000 shares for service on the executive committee and an additional 6,000 options as chairman of the executive committee. In June 1999 and 1998, the Company granted its non-employee directors, options to purchase 60,000 and 93,000 shares of common stock, respectively. In December 1998, the Company granted options to purchase 36,000 shares to three Directors who joined the Board at that time. Each option has a term of five years and is exercisable commencing six months following the date of grant.

All officers and employees are eligible for grants of options under the 1993 and 1996 Plans, which are administered by a stock option committee which has the discretion to determine to whom, the amount, exercise prices, exercise terms and all other matters relating to the grant of options under such plans. Options to purchase 60,000 shares were granted under the 1993 Plan in 1998, at the then fair market value of the underlying shares. No options under this plan were granted during 1999. At December 31, 1999, options to purchase 91,650 shares were outstanding at exercise prices ranging from $2.13 to $5.88 per share. Options to purchase an aggregate of 135,000 and 835,000 shares were granted under the 1996 Plan in 1999 and 1998, respectively, at the then fair market value of the underlying shares. As of December 31, 1998 options to purchase 430,000 shares were outstanding under the 1996 Plan. Except as otherwise set forth below all options granted under the 1993 and 1996 Plan vest 25% at the time of the grant and an additional 25% on each anniversary date thereafter. Options to purchase 150,000 shares granted to certain members of management, vested 66,500 as of the respective date of grant and the balance at the end of the first anniversary of each grant date.

The exercise price of all options granted by the Company since inception was the closing market price of the underlying common stock on the grant date.

At December 31, 1999, options granted under all plans were accounted for under APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the plans. Under APB Opinion 25, because the exercise price of the Company's stock option plans equal the market price of the underlying stock on the date of grant, no compensation cost is recognized.

FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. For purposes of this disclosure, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions in 1999 and 1998, respectively: no dividends; expected volatility of 46% and 46%, risk-free interest rates of 5.0% and 5.5% and expected lives of 4.3 and 3.7 years.

Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                         1999                 1998
                                                                 --------------------- --------------------
Net (Loss)
     As Reported                                                         $(5,898,111)         $(9,389,454)
     Pro forma                                                           $(6,199,433)         $(9,871,648)
Net loss per common share-basic and diluted
     As Reported                                                              $(0.92)              $(1.68)
     Pro forma                                                                $(0.97)              $(1.76)


A summary of the status of the Company's three stock option plans as of December 31, 1999 and 1998, and changes during the years ended on those dates is presented below:

                                                                                                             1998
                                                  1999        1999 WEIGHTED-AVG.                         WEIGHTED-AVG.
                                                 SHARES         EXERCISE PRICE       1998 SHARES        EXERCISE PRICE
                                                 ------         --------------       -----------        --------------
Outstanding at Beginning of Year               2,467,550      $        2.81              1,700,700    $        2.81
Granted                                          195,000      $        2.88              1,195,500    $        5.99
Exercised                                             --      $          --               (239,702)   $        2.38
Forfeited, expired and cancelled              (1,408,400)     $        4.26               (188,948)   $        3.48
                                            ------------       ------------         --------------    --------------
Outstanding at year-end                        1,254,150       $       4.21              2,467,550    $        4.34
                                            ============       ============         ==============    ==============
Options exercisable at year-end                1,061,650       $       4.75              1,565,175    $        3.98
                                            ============       ============         ==============    ==============


The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                                 WEIGHTED-                WEIGHTED-                            WEIGHTED-AVERAGE
                            NUMBER                AVERAGE                  AVERAGE              NUMBER          EXERCISE PRICE
        RANGE OF        OUTSTANDING AT           REMAINING              EXERCISE PRICE      EXERCISABLE AT       (EXERCISABLE
    EXERCISE PRICES        12/31/99           CONTRACTUAL LIFE          (ALL OPTIONS)          12/31/99         OPTIONS ONLY)
    ---------------        --------           ----------------          -------------       --------------      -------------
       $1.90-$3.00         438,650                 2.4                         $2.28              412,400             $2.18
       $3.01-$5.00         440,500                 3.0                         $3.89              307,000             $5.19
       $5.01-$7.00         175,000                 3.1                         $5.54              142,250             $6.66
       $7.01-$8.50         200,000                 3.5                         $8.00              200,000             $8.00
                         ---------                 ---                         -----            ---------             -----
                         1,254,150                 2.9                         $4.21            1,061,650             $4.75
                         =========                 ===                         =====            =========             =====

9.    SALE OF SUBSIDIARY

On January 30, 1998, the Company sold 100% of the capital stock of Kover Group, Inc. ("Kover") to MPK Holdings, Ltd., an Ohio limited liability company ("MPK"). Kover's operating results in 1998 were not material. MPK is wholly owned by Phillip W. Kubec and Melissa Kubec, his wife (the "Kubecs"). Mr. Kubec was the president and chief executive officer of Kover and a director of the Company at the time of the sale. The Company received aggregate consideration for the sale of Kover of $2,700,000, payable $1.2 million in cash at closing and the balance of $1.5 million in promissory notes. The Company received two promissory notes, one for $960,000 from MPK (the "MPK Note") and one for $540,000 from Kover (the

"Kover Note"). In July 1998, MPK and Kover prepaid both notes plus accrued interest. The Company received $1,350,000 in cash and a new $150,000 promissory note from MPK ("the New Note"). The New Note was cancelled in 1999 due to a provision in the sales contract requiring such cancellation if Kover revenues did not exceed a prescribed amount. Kover's revenues fell short of the prescribed amount therefore, the New Note was written off in December 1999.

Kover's operations and the gain resulting from the sale of Kover were not material for the year ended December 31, 1998.

10.      INCOME TAXES

At December 31, 1999, the Company had Federal net operating loss carryforwards of approximately $17,800,000 that expire from 2004 through 2019. The Company continually reviews the adequacy of the valuation allowance and recognizes tax benefits when it believes is more likely than not that the benefits will be realized. For financial reporting purposes, a valuation allowance of $5,337,000 at December 31, 1999 has been recognized to offset the net deferred tax assets related to these carryforwards and other temporary differences. Management has assessed that it currently is not more likely than not that these net deferred tax assets will be realized through future taxable income. The Company recorded an income tax benefit of $581,000 in 1998, principally due to the reversing of a net deferred tax liability from the prior year. Realization of the benefits related to the net operating loss carryforwards may be limited in any one year due to the Section 382 change of ownership rules.


                                                                                DECEMBER 31
                                                                     --------------------------------
                                                                         1999                1998
                                                                     ----------            ----------
      CURRENT DEFERRED TAX ASSETS
      Allowance for bad debts                                       $   211,000           $   260,000
      Reserve for medical costs                                          69,000                77,000
      Accrued bonus                                                      59,000
      Other                                                               9,000                 9,000
                                                                     ----------            ----------
      Total                                                             348,000               346,000
                                                                     ----------            ----------
      NON-CURRENT DEFERRED TAX ASSETS & (LIABILITIES)
      Difference in basis of property, plant and equipment           (1,946,000)           (1,560,000)
      Difference in basis of intangible assets                         (161,000)              (84,000)
      Net operating loss carryforwards                                6,882,000             4,299,000
      Non-exercised stock options and warrants                          214,000               193,000
                                                                     ----------            ----------
      Total                                                           4,989,000             2,848,000
                                                                     ----------            ----------
      Net deferred tax asset
      before valuation allowance                                      5,337,000             3,194,000
      Valuation allowance for net
      deferred tax assets                                            (5,337,000)           (3,194,000)
                                                                     ----------            ----------
      Net deferred tax asset                                        $      --             $      --
                                                                     ==========            ==========



The provision(benefit) for income taxes consists of the following components:

                                             DECEMBER 31
                                ---------------------------------------
                                     1999                  1998
                                ----------------    -------------------
Current                         $            --     $               --
Federal                                      --                     --
                                ----------------    -------------------
State                                        --                     --
                                ----------------    -------------------
Federal                                      --              (476,000)
State                                        --              (105,000)
                                ----------------    -------------------
Federal                                      --              (581,000)
                                ----------------    -------------------
                                $            --     $         581,000
                                ================    ===================


The reconciliation between the provision (benefit) for income taxes and the amount which results from applying the federal statutory tax rate of 34% to income (loss) before income taxes is as follows:

                                                                                     DECEMBER 31
                                                                             --------------------------
                                                                             1999                  1998
                                                                             ----                  ----
      Income tax (benefit) at statutory federal rate                    $(2,097,000)          $(3,406,000)
      State benefit, net of federal benefit                                (256,000)              (69,000)
      Amortization of goodwill                                              199,000                50,000
      Non-deductible expenses                                                11,000                32,000
      Reversal of valuation allowance net of state tax benefit                 --               2,812,000
      Valuation allowance increase                                        2,143,000
                                                                        -----------           -----------
                                                                        $      --             $  (581,000)
                                                                        ===========           ===========

11.  LEASES

The Company leases office and warehouse space and transportation and equipment under various operating leases that expire through 2004. These leases, some of which may be renewed for periods ranging from one to four years, require the Company to pay for certain operating expenses. The Company's rent expense for the years ended December 31, 1999 and 1998, amounted to $1,426,487 and $1,221,377, respectively.

Future minimum payments, by year and in the aggregates under capital and non-cancelable operating leases with initial or remaining terms of one-year years are as follows:

                                                               CAPITAL             OPERATING
                                                               LEASES                LEASES
                                                               -------             ---------
      2000                                                 $   720,329           $   660,809
      2001                                                     276,648               549,040
      2002                                                     105,735               435,771
      2003                                                      44,184               341,116
      2004 and thereafter                                         --                 126,965
                                                            ----------            ----------
      Total minimum lease payments remaining               $ 1,146,896           $ 2,113,701
                                                                                  ==========
      Less amount representing interest                       (118,573)
      Present value of net minimum lease payments            1,028,323
      Capital lease obligations-current portion                710,249
                                                            ----------
      Capital lease obligations-long term portion          $   318,074
                                                            ==========

12.    RELATED PARTY TRANSACTIONS

During 1999 and 1998, the Company paid a law firm, in which the Chairman of the Board is a shareholder, $114,990 and $214,225, respectively, for services in assisting with acquisitions and various other corporate legal matters. On August 31, 1996, warrants to purchase 120,004 shares of common stock were exercised by three directors through the issuance of promissory notes aggregating $288,003. The promissory notes are collateralized by the common stock issued, bear interest at 8% a year and are payable $10,000 in principal plus accrued interest on March 31, of each year for a period of five years, with the remaining principal balance together with accrued interest payable at the end of five years and are recorded as a reduction to shareholders' equity in the accompanying consolidated Balance Sheets. During 1999, approximately $5,353 in payments for such notes was received from the two active directors. In connection, with Mr. Stauber's resignation, his notes aggregating $153,950 are collateralized by the Company's stock owned by him, and is payable through July 1, 2001.

On June 2, 1998, the Company loaned to Milton J. Wallace, Daniel Stauber, Karen Bass Stauber, (Daniel Stauber's wife) and Arthur G. Shapiro $63,750, $63,750, $10,200 and $38,250, respectively in connection with exercise of options to purchase 31,250, 31,250, 5,000 and 18,750 shares of common stock. The five-year loans represented 85% of the exercise price of the options. The loans accrue interest at the prime rate (currently 8.25%). Principal and interest is payable semi-annually on January 1 and July 1. Payment on the loans from the two active directors were current as of December 31, 1999. The amount due from Mr. and Mrs. Stauber, $73,950, is secured by the Company's stock owned by them, and is payable on July 1, 2001. Based on the agreement reached on his resignation the loan is due July 1, 2001.

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

The Company and its subsidiaries market their services principally to customers on the east coast of the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for outstanding accounts receivable. Allowances are estimated for potential credit losses.

The Company must make improvements at the SDSSC incinerator during 2000-2001 of approximately $6 million to meet new emission standard requirements which will take effect in the year 2002. All other competitors will have to meet the same standards. Several alternatives are currently being considered to finance these costs. There is no guarantee that this financing will be available to the Company and if the improvements are not made it is unlikely that the facility will be allowed to operate by State and/or Federal regulatory bodies. In addition, the Company plans to incur another $1 million in company-wide improvements.

At December 31, 1999, the Company was committed to purchase incineration services under a take-or-pay contract, with fixed, minimum or escalating price provisions. The contract was renegotiated in April of 1999 and such commitments are estimated to be $882,000, $890,820, $898,900, $908,000 and $917,000 for
years ending December 31, 2000 through 2004, and $2,500,000 for the remaining three years of the contract.

In January 1999 the former stockholders of Med-Waste, Inc., an Alabama corporation, filed a lawsuit against the Company. The lawsuit alleges fraud, misrepresentations, breach of contract and failure to pay on a promissory note given as part of the purchase price. In June 1999, the Company terminated the employment of the former stockholders for "cause". The Company intends to vigorously defend the lawsuit and believes it has meritorious defenses to the claims. In addition, the Company expects to file a counterclaim for breach of contract, fraud and misrepresentation in connection with the purchase of the corporation. The second set of attorneys have withdrawn from the case during the 4th quarter of 1999. The former owners have engaged new counsel. In view of these circumstances and the early stage of discovery, the Company and counsel are unable to predict the outcome of this case at this time.

On April 9, 1999, W. Fred Bonham filed a complaint against the Company. On January 7, 1999, the Company terminated Mr. Bonham's employment for "cause". Mr. Bonham alleges in his complaint that the Company violated his employment agreement by failing to pay Bonham certain compensation after his discharge from the Company. In his complaint, Bonham seeks compensatory damages, pre-judgment interest, costs and reasonable attorney's fees. Specifically, Bonham seeks his base salary ($175,000) due for the remaining term of his employment agreement, as well as various stock options. On January 11, 2000 the parties met for mediation, but the parties were unable to reach a settlement. In March 2000, Plaintiff's counsel has indicated its intent to withdraw from the case. No substitute counsel has been identified by the Plaintiffs. Accordingly, the Company and its counsel are unable to predict the outcome of this case at this time.

On June 16, 1999, a complaint was filed against the Company, and certain former officers and directors. The Plaintiff seeks to certify a class action against the Defendants for purported securities violations. Specifically, the complaint seeks relief for violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10(b)-5, promulgated thereunder, as well as purported violation of Section 20(a) of the Exchange Act. The complaint alleges that the Defendants purportedly issued false and misleading statements as to the Company's results of operations and that, specifically, earnings and earnings per share of the Company for each of the quarterly reports issued for the first, second and third quarters of the 1998 fiscal year were fraudulently misstated.

Plaintiff seeks to recover damages on behalf of himself and the putative class he represents purportedly sustained as a result of the violations of the securities law alleged in the Complaint. Plaintiff also seeks to recover attorney's fees and costs incurred in the litigation. No discovery has commenced and the size of the plaintiff class is not yet determined. Accordingly, the Company and its counsel are unable to predict the outcome of this case.

On October 8, 1999, the Company was served with a lawsuit by Richard Anthony Dean, alleging fraud, breach of contract and misrepresentation, among other charges, associated with the acquisition of Target Medical Waste Services, LLC, in Mobile, Alabama. Dean is claiming unspecified compensatory damages, punitive damages and court costs. The Company is vigorously defending itself and counterclaim for breach of covenants and misrepresentation has been filed. Accordingly, the Company is unable to predict the outcome of this case at this time

By letter dated July 19, 1999, the Securities and Exchange Commission ("SEC") advised the Company that it is conducting an informal inquiry into the accounting procedures utilized by the Company. The SEC has requested that the Company voluntarily provide certain records and other information by August 19, 1999. The Company has complied fully with SEC requests and is cooperating with the SEC in its inquiry.

Any of the above matters, if determined adverse to the Company, may have a material adverse effect on the Company's operations or finanical condition.

The Company is or may become involved in various lawsuits, claims and proceedings in the normal course of its business, including those pertaining to product liability, environmental, safety and health, and employment matters. The Company records liabilities when loss amounts are determined to be probable and reasonably estimatable. Insurance recoveries are recorded only when claims for recovery are settled. Although generally the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims, other than those previously disclosed, will not have a material adverse effect on the Company's financial position, liquidity, or future results of operations.

14. SHAREHOLDERS' EQUITY

In 1997, the Company completed a private placement of 42,929 shares of 9% Redeemable Convertible Series A Preferred Stock (the "Series A Preferred Stock") raising net proceeds of approximately $3.9 million. Each share of Series A Preferred Stock is presently convertible at any time at the option of the holders at the current conversion rate of $4.25 assuming the value of each share of Series A Preferred Stock of $100. Each holder is entitled to receive $100 per share in the event of liquidation and may be redeemed at the option of the Company for a price of $100. The Company can force conversion of the Series A under certain circumstances, as defined. The dividend provision is cumulative.

Options to purchase 1,254,150 shares of Common Stock from $2.13 to $8.50 and stock warrants to purchase 788,494 shares from $.68 to $8.00 were not included in diluted EPS, as their effect would be anti-dilutive. The options and warrants, which expire from 2000 to 2003, were still outstanding at the end of year 1999. Stock options to purchase 2,468,000 shares of common stock from $2.38 to $6.00 per share and warrants to purchase 658,494 shares of common stock from $2.38 to $8.00 per share were outstanding during 1998, but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares in 1998.

15.  SALES OF AUTOCLAVES

The Company leases equipment to customers under sales-type leases as defined in Statement of Financial Accounting Standards No. 13, "Accounting for Leases." During 1998, leases of approximately $407,000 were sold to third parties with recourse; no such sales occurred in 1999. The Company has estimated that no obligation under the recourse provision exists based on the excellent credit rating of the autoclave customers.

16.  SUBSEQUENT EVENTS

In February 2000, the Company through its placement agents and certain of the Company's officers and directors, successfully completed a private placement of $4.4 million subordinated secured convertible promissory notes "Notes". The Notes are subordinated in payment and security to the Company's lenders under its $35 million credit facility. The Notes are also subordinate to any senior credit facility up to $35 million, which refinances such obligations. Interest is payable quarterly at 10% per annum. In the event of default, the interest rate is to be increased to 15%. The Company has granted the note holders a second lien on the security interest in all of its tangible personal property. The Notes are convertible at each holders option into shares of common stock at any time prior to redemption or maturity, at a conversion price of $.543. Each note holder was also granted one warrant for every $2.00 of principal amount of Notes purchased. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $.68.

The placement agents received a commission equal to 9% of the gross proceeds of any Notes directly placed by the agents. In addition, the placement agents received warrants to purchase shares of Common Stock equal to 10% of the shares of common stock underlying the Notes directly placed by the agents. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $.68.

The proceeds of the private placement to the Company, net of placement agents fees ($149,400) and loans ($200,000) granted to participating key employees was approximately $4,100,000. These funds will be used by the Company to reduce outstanding accounts payable, for working capital, and to repay certain obligations to related parties, including amounts owed to members of management and a law firm in which the Chairman of the Board is a shareholder.

17.      GOING CONCERN

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

During 1999, several lawsuits were instituted against the Company. In this connection, the Company and its Counsel are unable to determine the effects of said litigation. The Company is also in discussion with several lenders for additional funds, as well as obtaining a waiver to cure its financial covenant violations. Discussions are also being held with private investors to raise equity capital. The Company believes the additional loan and equity proceeds, if obtained, will be adequate to fund its on-going operations.

The Company's continued existence is dependent upon its ability to resolve its liquidity problems principally by implementing cost reduction strategies and obtaining positive results from increased marketing efforts as well as refinancing and obtaining new debt.

The consolidated financial statements do not include any adjustments to reflect the possible future effective on the recoverability and classification of assets for the amount of classification of liabilities that may result from the possible inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve its recovery plan as described above.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth certain information with respect to the executive officers and directors of the Company as of March 15, 2000.


NAME                                           AGE         POSITION
----                                           ---         --------

Milton J. Wallace(1) (4)                       64          Chairman of the Board

Carlos Campos                                  47          Director/President/Chief Executive Officer

George Mas                                     49          Vice President/Chief Financial Officer

Ross Johnston                                  45          Vice President - Legal Affairs

William F. Bonham                              56          Director

William Dolan                                  74          Director

Douglas Hailey(3)(4)                           38          Director

Patrick J. McEnany(3)                          52          Director

Kendrick Meek (2)                              34          Director

Arthur G. Shapiro, M.D.(1) (2) (4)             61          Director

Charles J. Simons(1) (2) (3)                   82          Director


-------------------------

(1)  Member of Executive Committee.
(2)  Member of the Compensation and Stock Option Committee.
(3)  Member of the Audit Committee.
(4)  Member of the Nominating Committee.

         MILTON J. WALLACE. Mr. Wallace has been Chairman of the Board of the Company since June 1993 and a Director since 1991. Mr. Wallace has been a practicing attorney in Miami, Florida for over 30 years and is currently a shareholder of the law firm of Wallace, Bauman, Legon, Fodiman, Ponce & Shannon,

P.A. He was chairman of the board of directors of Renex Corp., a provider of dialysis services from July 1993 until February 2000, when it was sold to National Nephrology Associates, Inc. Mr. Wallace is a director of Imperial Industries, Inc. a construction materials manufacturer. He is also a director of several private companies

         CARLOS CAMPOS. Mr. Campos has been president and Chief Executive officer of the Company since June 1999. Prior thereto, he was Executive Vice President and Chief Operating Officer of the Company from January 1999 until March 1999 when he was named Acting Chief Executive Officer (CEO). He also was appointed to the Board of Directors in July of 1999. Prior thereto, Mr. Campos was the founder, President and CEO of MedX, Inc. the largest medical waste company in Florida in the 1980's and early `90's, before it was acquired by BFI.

         GEORGE MAS. Mr. Mas has been Vice President and Chief Financial Officer of the Company since January 1999. Prior thereto, he was Director of Finance for Althin Medical Inc. where he was employed from 1992 to 1998. From 1981 to 1990 he was Vice President of Burnham Products, Inc. in Wichita, Kansas. Prior to that time he was Director of Internal Audit for Hesston Corporation and an Audit Manager with the accounting firm of Deloitte, Haskins and Sells.

         ROSS JOHNSTON. Mr. Johnston has been Vice President-Legal Affairs of the Company since January 1999. Prior thereto, from 1994 to 1998 he was Director of Public Affairs for Browning Feris Industries-Dade County Florida. From 1989 to 1994 he was Vice President of Legal Affairs for MedX, Inc.

         WILLIAM F. BONHAM. Mr. Bonham has been a director of the Company since November 1997. From June 1998 until January 1999, he served as the Company's Vice President/Chief Operating Officer. From June 1997 until June 1998, he served as the Company's Vice President of Operations. From October 1995 until June 1997, Mr. Bonham was the president of Bonham Management Group, Inc. which managed a medical waste autoclave facility. The Company acquired certain of the assets of Bonham Management Group, Inc. in November 1997. Prior thereto, from 1990 to 1995 Mr. Bonham was a vice president of Bio-Medical Waste, Inc., a medical waste hauling and treatment company.

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

         PATRICK J. MCENANY. Mr. McEnany has been a director of the Company since March 2000. He is the Managing Partner of Catalyst Pharmaceutical Partners, a privately owned partnership, which offers consulting and investment banking services to specialty pharmaceutical companies. Previously Mr. McEnany was President and Chief Executive Officer of Royce Laboratories, then a publicly held company, which was purchased in 1999 by Watson Pharmaceuticals. He serves on the Board of Directors for several other private and publicly held companies.

         KENDRICK MEEK. Mr. Meek has been a development representative for the Wackenhut Corporation, a provider of security services. Prior thereto, from March 1994 through November 1994, he was President of F&L Security Services, Inc., a security consulting firm. From March 1989 until March 1994, he was employed by the Florida Highway Patrol, the last three years of which he served as a captain. Mr. Meek is a State Senator in the Florida State Legislature.

         ARTHUR G. SHAPIRO, M.D., F.A.C.O.G. Dr. Shapiro has held an appointment to the University of Miami School of Medicine as a professor of clinical obstetrics and gynecology in the division of reproductive endocrinology since January 1995. From 1985 until 1995, he was engaged in the private practice of medicine. From 1970 until 1983, he was employed by the University of Miami School of Medicine most recently as a professor. He is a graduate of Harvard Medical School and is board certified in obstetrics and gynecology, endocrinology and laser surgery. He is a Fellow in the American College of Obstetrics and Gynecology and has been elected to become a Fellow by the American College of Endocrinology. Dr. Shapiro was the Corporate Medical Director of Renex Corp. and served as Vice Chairman of the Board of Directors from 1993 until February 2000.

         CHARLES J. SIMONS. Mr. Simons has been a director of the Company since December 1998. Mr. Simons is the Chairman of the Board of G.W. Plastics, Inc., a plastics manufacturer, and is an independent management and financial consultant. From 1940 to 1981, he was employed by Eastern Airlines, last serving as Vice Chairman, and Executive Vice President. He also serves as a Director of Viragen, Inc., a pharmaceutical manufacturer and a number of private companies.

BOARD OF DIRECTORS

         The Company's Board of Directors is divided into three classes. The members of each class serve for staggered three year terms, including three Class I directors (William Dolan, D.D.S., Charles J. Simons and Douglas Hailey), three Class II directors (Kendrick Meek, William F. Bonham, Patrick McEnany) and three Class III Directors (Milton J. Wallace, Carlos Campos and Arthur G. Shapiro). Class I, II and III director terms expire upon the election of directors at the annual meeting of shareholders to be held in 2001, 2000 and 2000, respectively. Directors hold office until the expiration of their respective terms and until their successors are elected, or until death, resignation or removal. The Company did not hold an annual meeting of shareholders for 1999, so Class II directors will be up for election at the next annual meeting to be held in 2000. Each officer serves at the discretion of the Board of Directors, subject to certain contractual rights described below.

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

         EXECUTIVE COMMITTEE: The Executive Committee is composed of Messrs. Wallace and Simons and Dr. Shapiro. When the Board of Directors is not in session, the Executive Committee possesses all of the powers of the Board, other than certain powers reserved by Delaware law to the Board. Although the Executive Committee has broad powers, in practice it only takes formal action in a specific matter when it would be impractical to call a meeting of the Board.

         COMPENSATION AND STOCK OPTION COMMITTEE: The Compensation and Stock Option Committee is presently composed of Messrs. Meek and Simons and Dr. Shapiro. Dr. Shapiro is the chairman of such committee. The Compensation and Stock Option Committee reviews the Company's general compensation policies and procedures; establishes salaries and benefit programs for the Chief Executive Officer and other executive officers of the Company and its subsidiaries; reviews, approves and establishes performance targets and awards under incentive compensation plans for its executive officers; and reviews and approves employment agreements. The Compensation and Stock Option Committee also administers the Company's 1993 and 1996 Employee Stock Option Plans. The Compensation and Stock Option Committee has the authority to determine, among other things, to whom to grant options, the amount of options, the terms of options and the exercise prices thereof.

         AUDIT COMMITTEE: The Audit Committee is presently composed of Mr. Simons, as Chairman, Patrick McEnany and Douglas Hailey. The principal duties of the Audit Committee are to recommend the appointment of independent auditors; meet with the Company's independent auditors to review the arrangements for, and scope of, the audit by the independent auditors and the fees related to such work; review the independence of the independent auditors; consider the adequacy of the system of internal accounting controls; review and monitor the Company's policies regarding conflicts of interest; and discuss with management and the independent accountants the Company's annual financial statements.

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

DIRECTORS' COMPENSATION

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

ITEM 10.      EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE The following table summarizes the compensation earned by, and paid to, the Company's President and Chief Executive Officer ("CEO") and for each other executive officer who received compensation in excess of $100,000 for any year in the three (3) year period ended December 31, 1999 (the "Named Executive Officers").


                                                                                                                 LONG-TERM
                                                          ANNUAL COMPENSATION(1)                                COMPENSATION
                                                        -----------------------------      OTHER ANNUAL          SECURITIES
      NAME AND PRINCIPAL POSITION           YEAR           SALARY            BONUS         COMPENSATION      UNDERLYING OPTIONS
-----------------------------------      ---------      --------------     ----------     ---------------    --------------------
Milton J. Wallace                            1999       $    92,610     $                   $  17,820               100,000
  Chairman of the Board                      1998       $    88,220     $         --        $  17,908               400,000(2)
                                             1997       $    84,000     $     46,400        $

Carlos Campos (3)                            1999       $   175,750                         $   9,600               100,000
  President/CEO

George Mas (4)                               1999       $   110,600                         $   6,000                25,000
  Vice President/CFO

Ross Johnston(5)                             1999       $    80,000                                                  25,000
  Vice President/Legal Affairs

Daniel A. Stauber (6)                        1999       $    96,223     $     123,000       $   9,000
  Former President/CEO                       1998       $   192,500     $      72,890       $  18,000               100,000
                                             1997       $   183,000



(1) The Company provides its executive officers with certain non-cash group life and health benefits, generally available to all salaried employees and are not included in this table pursuant to applicable Securities and Exchange Commission rules. No executive officers listed above received aggregate personal benefits or perquisites that exceeded the lesser of $50,000 or 10% of such individual's total annual salary and bonus in any year above.
(2) Of such options, 300,000 were cancelled of record by mutual agreement between Mr. Wallace and the Company.
(3)  Mr. Campos was employed by the Company in January 1999.
(4)  Mr. Mas was employed by the Company in January 1999.
(5)  Mr. Johnston was employed by the Company in January 1999.
(6) Mr. Stauber resigned as President/Chief Executive Officer and as a Director, as of June 10, 1999 and the options were cancelled in connection with the termination

OPTIONS GRANTED IN LAST FISCAL YEAR The following table sets forth information concerning grants of stock options to the CEO and each other Named Executive Officer named on the Summary Compensation Table above, for the year ended December 31, 1999:

                       INDIVIDUAL GRANTS
                       ----------------------------------------------------------------------------------------
                       NUMBER OF SECURITIES         % OF TOTAL                     EXERCISE
                       UNDERLYING OPTIONS           OPTIONS GRANTED TO             PRICE PER        EXPIRATION
NAME                   GRANTED(1)                   EMPLOYEES IN FISCAL YEAR(3)    SHARE(2)(3)      DATE
------------------    ----------------------        ---------------------------    -----------     -------------
Milton J. Wallace                  --                            --                      --               --
Daniel A. Stauber (4)              --                            --                      --               --
Carlos Campos                  100,000                           74%                     3.25           1/8/04
George Mas                      25,000                           19%                     3.56           1/4/04
Ross Johnston                    5,000                            4%                     3.25          1/11/04


(1) All the above options were granted pursuant to the Company's 1996 Employee Stock Option Plans ("1993 Plan" or "1996 Plan", respectively). Subject to the terms and conditions of the 1996 Plans, the Stock Option Committee has the authority and discretion, among other things as to whom to grant options, the number of options, the terms of options, including vesting requirements and the exercise prices of options may modify, extend or renew outstanding options granted under the Employee Plan. Each option entitles the holder to purchase one share of common stock.

(2) The option exercise price may be paid, subject to the requirements of Rule16b-3 promulgated by the Securities and Exchange Commission, by delivery of shares already owned by such Optionee.

(3)  Total options granted in 1999 was for 135,000 shares of Common Stock.

(4) Such options were cancelled in connection with the termination of Mr. Stauber's employment in June 1999.

 AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND FISCAL YEAR END OPTION VALUES

     The following table sets forth certain aggregated option information for the CEO and each Named Executive Officer for the year ended December 31, 1999:

                                                                                      VALUE OF UNEXERCISED
                                     NUMBER OF SECURITIES UNDERLYING          IN-THE-MONEY OPTIONS AT DECEMBER 31,
                                         UNEXERCISED OPTIONS(2)                              1999(2)
                           ---------------------------------------------     ---------------------------------------
NAME(1)                           EXERCISABLE            UNEXERCISABLE           EXERCISABLE         UNEXERCISABLE
-------------------------  -----------------------   -------------------     -------------------  ------------------
Milton J. Wallace                     375,000                --                        --                   --
Daniel A. Stauber (3)                    --                  --                        --                   --
Carlos Campos                         100,000                --                        --                   --
George Mas                             25,000                --                        --                   --
Ross Johnston                           5,000                --                        --                   --


(1) No options were exercised by the above named executive officers during the fiscal year ended December 31, 1999.

(2) The value of unexercised options represents the positive difference between the exercise price of the options and the market price of the common stock at December 31, 1999. The market price is based on the closing sale price as reported on the OTC Bulletin Board by NASDAQ on that date, which was $.53.

(3) Mr. Stauber's employment, and all options previously issued to Mr. Stauber, were terminated as of June 10, 1999.

EMPLOYMENT AGREEMENTS

     Milton J. Wallace serves as Chairman of the Board pursuant to an employment agreement expiring December 31, 2001. Mr. Wallace currently receives a base salary of $92,610. Base Salary is increased in each year by the greater of (a) five percent (5%) or (b) the cost of living index for the prior year. Mr. Wallace also receives a car allowance and certain other non-cash benefits, such as health, life and disability insurance. Mr. Wallace is eligible to participate in such incentive bonus plans adopted from time to time by the Company's Board of Directors. The Agreement provides that in the event of a change of control of the Company, Mr. Wallace is entitled to terminate his employment agreement and receive as compensation three (3) times the sum of (a) his base salary and (b) any bonus received in the twelve (12) months prior to such change of control. The employment agreement contains a two year non-competition agreement.

     Carlos Campos serves as the Company's President /Chief Executive Officer pursuant to a five year employment agreement expiring December 31, 2003. Mr. Campos currently receives a base salary of $175,000. Base Salary is increased in each year by greater of (i) $10,000, or (ii) the percentage increase, if any, of the consumer price index. Mr. Campos receives a car allowance and certain other non-cash benefits such as health, life and disability benefits. Mr. Campos is eligible to participate in such incentive bonus plans adopted from time to time by the Company's Board of Directors. The Employment Agreement contains an eighteen (18) month non-competition agreement.

     George Mas serves as the Company's Vice President/Chief Financial Officer pursuant to a one year employment agreement which automatically renews on January 1 of each year if notice of termination is not given by either party at least thirty (30) days prior to January 1 of each year. Mr. Mas currently receives a Base Salary of $115,000. Base Salary is increased by the greater of
(a) 5%; or (b) the cost of living index for the prior year. Mr. Mas receives a car allowance and certain other non-cash benefits such as health, life and disability benefits. Mr. Mas is eligible t to participate in such incentive bonus plans adopted from time to time by the Company's Board of Directors. The Employment Agreement contains a one (1) year non-competition agreement.

     Ross Johnston serves as the Company=s Vice president for Legal Affairs pursuant to a one year employment agreement which automatically renews on January 1 of each year if notice of termination is not given by either party at least thirty (30) days prior to January 1 of each year. Mr. Johnston currently receives a Base Salary of $80,000. Base Salary is increased by the greater of
(a) 5%; or (b) the cost of living index for the prior year. Mr. Johnston receives a car allowance and certain other non-cash benefits such as health, life and disability benefits. Mr. Johnston is eligible to participate in such incentive bonus plans adopted from time to time by the Company's Board of Directors. The Employment Agreement contains a one (1) year non-competition agreement

STOCK OPTION PLANS

EMPLOYEE PLANS. The Company has a 1993 Employee Stock Option Plan ("1993 Plan") and a 1996 Employee Stock Option Plan ("1996 Plan") which provide for the grant of options to purchase up to 750,000 and 1,400,000 shares of Common Stock to officers and other employees, respectively. The 1993 and 1996 Plans are designed as an incentive program to cause employees to increase their interest in the Company's performance and to aid in attracting and retaining qualified personnel. The 1993 and 1996 Plans are administered by the Compensation and Stock Option Committee. During fiscal 1999, options to purchase an aggregate of 135,000 shares of Common Stock were granted at exercise prices ranging from $3.25 to $3.56 under the 1993 and 1996 Plans. As of December 31, 1999, options to purchase an aggregate 521,650 shares of Common Stock were outstanding under the 1993 and 1996 Plans at exercise prices ranging from $2.13 to $5.88. During the year ended December 31, 1999, options to purchase an aggregate of 1,298,000 shares of common stock expired or were cancelled. Options granted under each Plan have a term of five (5) years from the date of their respective grants. Options are not exercisable under any circumstances for six (6) months after grant. Generally, options are subject to three (3) year vesting schedules from the date of grants. Options to purchase an aggregate of 130,000 granted to certain executive officers in 1999 vested 59,500 shares as of the respective dates of grant with the balance vested on the respective one year anniversaries of such grants.

All options granted under the 1993 and 1996 Plans become fully vested and immediately exercisable upon the occurrence of a "Change of Control." The Employee Plans defines Change of Control to mean the occurrence of any of the following: (i) the acquisition (other than from the Company directly) by any "person" group or entity within the meaning of Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) of beneficial ownership of twenty-five (25%) percent or more of the outstanding common stock of the Company; (ii) if the individuals who served on the Board as of June 1993, no longer constitute a majority of the members of the Board of Directors; provided, however, any person who becomes a director subsequent to June 1993, who was elected to fill a vacancy by a majority of the directors then serving on the Board of directors shall be considered a member prior to June 1993; (iii) the stockholders of the Company approve a merger reorganization or consolidation of the Company whereby the stockholders of the Company immediately prior to such approval do not, immediately after consummation of such reorganization, merger or consolidation, own more than 50% of the voting stock of the surviving entity; or (iv) a liquidation or dissolution of the Company, or the sale of all or substantially all of the Company's assets.

DIRECTORS PLAN. The Company's Directors Stock Option Plan (the "Directors' Plan") presently provides for the grant of options of up to 500,000 shares of Common Stock. All non-employee directors are eligible to receive grants of option ("Eligible Directors"). Each Eligible Director receives automatic, non-discretionary annual grants of options based upon specific criteria set forth in the Directors' Plan.

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

The exercise price of each option granted under the Directors' Plan is equal to the fair market value of the Common Stock on the date of grant. All options granted are for a period of five (5) years and are exercisable commencing six
(6) months after the grant date. During 1999, options to purchase 60,000 shares of Common Stock were granted to Eligible Directors at an exercise price $1.9038 per share. As of December 31, 1999, options to purchase 441,500 shares of Common Stock were outstanding under the Directors' Plan, at exercise prices ranging from $1.90 to $6.06.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of March 15, 2000 with respect to the beneficial ownership of the Company's Common Stock by (i) each director of the Company, (iii) each Named Executive Officer; (ii) all directors and executive officers as a group, and (iii) each person known by the Company to be the beneficial owner of more than five percent (5%) of Common Stock of the Company.



                                                     SHARES OF COMMON STOCK          PERCENTAGE BENEFICIALLY
          NAME OF BENEFICIAL OWNER                   BENEFICIALLY OWNED(1)                  OWNED(2)
----------------------------------------------      -------------------------      ----------------------------
William F. Bonham                                                300,000(3)                   4.39
Carlos Campos                                                    685,405(4)                   9.24
William W. Dolan                                                  58,875(5)                     *
Douglas Hailey                                                   200,345(6)                   2.89
Ross Johnston                                                    122,181(7)                   1.78
George Mas                                                       142,081(8)                   2.07
Patrick J. McEnany                                               351,243(9)                   4.96
Kendrick Meek                                                     18,250(10)                    *
Arthur G. Shapiro, M.D.                                        1,268,771(12)                 16.07
Charles J. Simons                                                275,162(11)                  3.93
Daniel A. Stauber                                                149,420(13)                  2.22
Milton J. Wallace                                              1,940,097(14)                 22.78
Lancer Offshore, Inc.                                            566,666                      8.42
   Kaya Flamboyan 9
   Wilmstad, Curacao
   Netherland Antilles
Peter Salas                                                    1,626,691(15)                 21.16
   129 East 17th Street
   New York, NY 10003
Dolphin Offshore Partners, L.P                                 1,626,691(15)                 21.16
   129 East 17th Street
   New York, NY 10003
Craig Sanford                                                  1,068,324(16)                 14.63
   1307 S. Pennsylvania Ave
   Morrisville, PA 19067
Mark E. Brady                                                    885,214(17)                 13.15
   c/o Eubel, Brady & Suttman
Management, Inc.
   7777 Washington Drive
   Dayton, OH 45459
Ronald L. Eubel                                                  885,214(17)                 13.15
   c/o Eubel, Brady & Suttman
Management, Inc.
   7777 Washington Drive
   Dayton, OH 45459
William Hazel                                                    762,630(17)                 11.33
   c/o Eubel, Brady & Suttman
Management, Inc.
   7777 Washington Drive
   Dayton, OH 45459



Bernie Holtgreive                                                762,630(17)                  11.33
   c/o Eubel, Brady & Suttman
Management, Inc.
   7777 Washington Drive
   Dayton, OH 45459
Robert J. Suttman, II                                            885,214(17)                  13.15
   c/o Eubel, Brady & Suttman
Management, Inc.
   7777 Washington Drive
   Dayton, OH 45459
Eubel, Brady & Suttman Management, Inc                           762,630(17)                  11.33
   7777 Washington Drive
   Dayton, OH 45459
All officers and directors as a group                          4,625,736 (18)                 42.54
(11 persons)


*    Less than one percent.

(1) Except as set forth herein, all Common Stock is directly owned and the sole investment and voting power are held by the person named. Unless otherwise stated the address of each individual named above is c/o the Company, 6175 N.W. 153rd Street, Suite 324, Miami Lakes, Florida 33014.

(2) Based upon 6,731,956 shares of Common Stock outstanding and such shares of Common Stock such individual has the right to acquire within 60 days.

(3)  Includes 100,000 shares of Common Stock issuable upon exercise of options;

(4) Includes (i) 100,000 shares of Common Stock issuable upon exercise of options; (ii) 460,405 shares of Common Stock issuable upon conversion of convertible notes; and (iii) 125,000 shares of Common Stock issuable upon exercise of warrants.

(5)  Includes 40,000 shares of Common Stock issuable upon exercise of options.

(6) Includes (i) 36,000 shares of Common Stock issuable upon exercise of options; (ii) 27,624 shares of Common Stock issuable upon conversion of convertible notes; and (iii) 136,721 shares of Common Stock issuable upon exercise of warrants.

(7) Includes (i) 5,000 shares of Common Stock issuable upon exercise of options; (ii) 92,081 shares of Common Stock issuable upon conversion of convertible notes; and (iii) 25,000 shares of Common Stock issuable upon exercise of warrants.

(8) Includes (i) 25,000 shares of Common Stock issuable upon exercise of options; (ii) 92,081 shares of Common Stock issuable upon conversion of convertible notes; and (iii) 25,000 shares of Common Stock issuable upon exercise of warrants.

(9) Includes (i) 276,243 shares of Common Stock issuable upon conversion of convertible notes; and (ii) 75,000 shares of Common Stock issuable upon exercise of warrants.

(10) Includes 18,250 shares of Common Stock issuable upon exercise of options.

(11) Includes (i) 36,000 shares of Common Stock issuable upon exercise of options; (ii) 184,162 shares of Common Stock issuable upon conversion of convertible notes; and (iii) 50,000 shares of Common Stock issuable upon exercise of warrants.

(12) Except as set forth herein, all shares of Common Stock are owned jointly by Dr. Shapiro and his wife. Includes (i) 193,000 shares of Common Stock issuable upon exercise of options; (ii) 184,162 shares of Common Stock issuable upon conversion of convertible notes; (iii) 50,000 shares of Common Stock issuable upon exercise of warrants and (iv) 13,375 shares of Common Stock and 736,648 shares of Common Stock issuable upon conversion of convertible notes owned by a corporation of which Dr. Shapiro is a director and shareholder

(13) Includes 5,834 shares owned by his wife.

(14) Except as set forth herein, all shares of Common Stock are owned jointly by Mr. Wallace and his wife. Includes (i) 375,000 shares of Common Stock issuable upon exercise of options; (ii) 6,376 shares of Common Stock issuable upon conversion of Series A Preferred Stock; (iii) 8,664 shares owned by his Individual Retirement Account; (iv) 2,500 shares of Common Stock owned by his spouse as custodian for his child; (v) 1,000 shares owned by his spouse's Individual Retirement Account; (vi) 368,324 shares of Common Stock issuable upon conversion of convertible notes; (vii) 300,000 shares of Common Stock issuable upon exercise of warrants and (viii) 13,375 shares of Common Stock and 736,648 shares of Common Stock issuable upon conversion of convertible notes owned by a corporation of which Mr. Wallace is president, director and a controlling shareholder.

(15) The shares indicated above are owned by Dolphin Offshore Partners, LP. Peter Salas is the General Partner of Dolphin. Includes (i) 736,648 shares of Common Stock issuable upon conversion of convertible notes; and (ii) 220,063 shares of Common Stock issuable upon exercise of warrants.

(16) Includes (i) 368,324 shares of Common Stock issuable upon conversion of convertible notes; and (ii) 200,000 shares of Common Stock issuable upon the exercise of warrants.

(17) Messrs. Brady, Eubel, Hazel, Holtgreive and Suttman are investment advisors and have discretionary control over the shares listed above, although the shares are owned by other individuals and entities. Includes shares of common Stock issuable upon conversion of Series A Preferred Stock and exercise of warrants in amounts not disclosed in their respective SEC filings.

(18) Includes (i) 713,750 shares of Common Stock issuable upon exercise of options; (ii) 928,250 shares of Common Stock issuable upon conversion of convertible notes; and (iii) 6,376 shares of Common Stock issuable upon exercise of Series A Preferred Stock, and (iv) 786,721 shares of Common Stock issuable upon the exercise of warrants.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Milton J. Wallace, the Company's Chairman of the Board, is a shareholder of the law firm of Wallace, Bauman, Legon, Fodiman & Shannon, P.A. Such law firm acts as general counsel to the Company and received legal fees of $114,990 and $214,225 in 1999 and 1998 respectively.

     In February 1997, the Company completed a private placement of 10% Convertible Redeemable Debentures due July 1, 2000 ("the Debentures"), raising net proceeds of approximately $2.7 million. Taglich Brothers, D'Amadeo, Wagner & Company, Incorporated ("Taglich Bros.") served as the placement agent in connection with the offering and received a commission of $270,000. In addition, Taglich Bros. received warrants to purchase 102,558 shares of common stock which it distributed to its affiliates. Each warrant entitles the holder to purchase one share of common stock at $2.925 until February 2002. Douglas Hailey, a director of the Company is a Vice President of Taglich Bros. and received warrants to purchase 10,256 shares.

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

     On June 2, 1998, the Company loaned to Milton J. Wallace, Daniel Stauber, Karen Bass Stauber (Daniel Stauber's wife) and Arthur G. Shapiro $63,750, $63,750, $10,200 and $38,250, respectively in connection with exercise of options to purchase 31,250, 31,250, 5,000 and 18,750 shares of common stock expiring on such date. The loans represented 85% of the exercise price of the options. The principal balances of such loans accrue interest at the prime rate (currently 8.25%), adjusted annually. Principal, plus accrued interest is payable semi annually on January 1 and July 1 of each year amortized over a five year period. Mr. Wallace and Mr. Stauber repaid the entire principal balances of their respective loans, together with accrued interest in March 2000. In connection with the termination of Mr. Stauber's employment with the Company in June 1999, the Company agreed to defer interest payments on the notes until January 2001.

On January 7, 1999, the Company terminated W. Fred Bonham's employment for "cause". On April 9, 1999, Mr. Bonham filed a complaint against the Company. Mr. Bonham alleges in his complaint that the Company violated his employment agreement by failing to pay Mr. Bonham certain compensation after his discharge from the Company. In his complaint, Bonham seeks compensatory damages, pre-judgement interest, costs and reasonable attorney=s fees. Specifically, Bonham seeks his base salary ($175,000) due for the remaining term of his employment agreement (through May 2001), as well as various stock options which were canceled upon his termination.

Milton J. Wallace, Chairman of the Board, loaned the Company an aggregate of $110,000 in April 1999 and $149,000 in December 1999, pursuant to a demand note. Interest accrues on the note at the rate of 10% per annum. Carlos Campos, President and Chief Executive Officer, loaned the Company $50,000 in July 1999. The Notes were subsequently repaid in February 2000.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit Index

         2.1 Safety Disposal Systems of South Carolina, Inc. Acquisition of the assets of Chambers Medical Technologies of South Carolina, Inc. [Incorporated by reference to the Company's Form 8-K dated October 15, 1996, File No. 0-22294]

         2.2 Asset Purchase Agreement dated as of September 9, 1997 by and between Med/Waste, Inc. and Environmental Waste Reduction, Inc. [Incorporated by reference to the Company's Form 8-K dated September 25, 1997, File No. 0-22294]

         2.3 Agreement For Purchase of Real Property between Med/Waste, Inc. and Kurt Scheuermann dated May 15, 1997. [Incorporated by reference to the Company's Form 8-K dated November 10, 1997, File No. 0-22294]

         2.4 Asset Purchase Agreement between Med/Waste, Inc. and K. S. Processing, Inc. dated May 15, 1997 [Incorporated by reference to the Company's Form 8-K dated November 10, 1997, File No. 0-22294]

         2.5 Stock Purchase Agreement dated as of October 22, 1997 by and between Med/Waste, Inc., Safety Disposal System of Virginia, Inc., Republic Industries, Inc. and Incendere, Inc. [Incorporated by reference to the Company's Form 8-K dated November 7, 1997, File No. 0-22294]

         2.6 Agreement dated January 30, 1998 by and between Med/Waste, Inc., The Kover Group, Inc., MPK Holdings, Ltd. and Phillip W. Kubec. [Incorporated by reference to the Company's Form 8-K dated January 30, 1998, File No. 0-22294]

         2.7 Stock Purchase Agreement entered into as of the 11th day of August, 1998 by and between Med/Waste, Inc., a Delaware corporation, Sanford Motors, Inc., a Pennsylvania corporation, East Coast Medical Waste, Inc., a New Jersey corporation, Bucks County Resource and Recovery, Inc., a Pennsylvania corporation, Craig Sanford and Mary Jo Sanford. [Incorporated by reference to the Company's Form 8-K dated October 2, 1998, File No. 0-22294]

         2.8 First Amendment to Stock Purchase Agreement dated September 1, 1998 by and between Med/Waste, Inc., a Delaware corporation, Sanford Motors, Inc., a Pennsylvania corporation, East Coast Medical Waste, Inc., a New Jersey corporation, Bucks County Resource and Recovery, Inc., a Pennsylvania corporation, Craig Sanford and Mary Jo Sanford. [Incorporated by reference to the Company's Form 8-K dated October 2, 1998, File No. 0-22294]

         3.1 Registrant's Certificate of Incorporation, as amended [Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-67684]

         3.2 Registrant's Certificate of Adoption of Resolutions of the Board of Directors of Med/Waste, Inc. to Provide for the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, of the Series A Preferred Stock, 9% Redeemable Convertible Series. [Incorporated by reference to the Company's 1997 Form 10-KSB, File No. 0-22294]

         3.3 Registrant's Certificate of Adoption of Resolutions of the Board of Directors of Med/Waste, Inc. Amending the Designation, Preferences, Rights, Qualifications, Limitations or Restrictions Thereof, Of the Series A Preferred Stock, 9% Redeemable Convertible Series. [Incorporated by reference to the Company's 1997 Form 10-KSB, File No. 0-22294]

         3.4 Registrant's Certificate of adoption of resolutions of the Board of Directors of Med/Waste, Inc. providing for the designation, Preferenance, Rights, Qualifications, Limitations or restrictions thereof of the Series B Junior participants preferred stock. (Incorporated by reference to the Company's current report on From 10-K, File No. -022294)

         3.5 Registrant's By-Laws [Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-67684]

         4.1 Form of Common Stock Certificate [Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-67684]

         4.2 Med/Waste, Inc., Safety Disposal System, Inc., The Kover Group, Inc., Safety Disposal System of South Carolina, Inc. 10% Convertible Redeemable Debenture Due July 1, 2000, aggregate principal amount of $3,000,000. [Incorporated by reference to the Company's 1997 Form 10-KSB, File No. 0-22294]

         4.3 Form of Med/Waste, Inc. Junior Secured Convertible Promissory Note Due December 31, 2001, aggregated principal amount of $4,400,000.

         10.1     Employment Agreement by and between Med/Waste, Inc. and Milton
J. Wallace dated January 1, 1996 [Incorporated by reference to the Company's 1997 Form 10-KSB, File No. 0-22294].

         10.2 Employment Agreement by and between Med/Waste, Inc. and George Mas dated January 4, 1999 [Incorporated by reference to the Company's 1998 Form 10-KSB, File No. 0-22294].

         10.3 Employment Agreement by and between Med/Waste, Inc. and Carlos Campos dated January 11, 1999 [Incorporated by reference to the Company's 1998 Form 10-KSB, File No. 0-22294].

         10.4 Employment Agreement by and between Med/Waste, Inc. and Ross Johnston dated January 6, 1999. [Incorporated by reference to the Company's 1998 Form 10-KSB, File No. 0-22294].

         10.5 1993 Employee Stock Option Plan [Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-67684]

         10.6 Directors Stock Option Plan [Incorporated by reference to the Company's Registration Statement on Form SB-2, File No. 33-67684]

         10.7 1996 Employee Stock Option Plan [Incorporated by reference to the Company's Proxy Statement for the 1996 Annual Stockholders' Meeting, File No. 0-22294]

         10.8 Consolidating, Amended and Restated Credit Agreement, dated as of the 31st day of December, 1998, by and among Med/Waste, Inc., and Union Planters Bank, N.A., successor by merger with Union Planters Bank of Florida, a Florida banking corporation, f/k/a Capital Bank, a Florida banking corporation, as Agent for the Lenders. [Incorporated by reference to the Company's 1998 Form 10-KSB, File No. 0-22294].

         21       Subsidiaries

         27       Financial Data Schedules

SIGNATURES

         In accordance with Section 13 or 15(a) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                                              MED/WASTE, INC., a Delaware corporation

Dated:  March 30, 1999                                        By:     /S/ CARLOS CAMPOS
                                                                 --------------------------------------------------
                                                                 CARLOS CAMPOS President/Chief Executive Officer


             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                TITLE                                               DATE
----------                               ------                                              ------

/s/ MILTON WALLACE                       Chairman of the Board of Directors                  March  ____, 2000
---------------------------------
MILTON J. WALLACE


/s/ CARLOS CAMPOS                        Director/President /Chief Executive Officer         March  ____, 2000
---------------------------------
CARLOS CAMPOS


WILLIAM F. BONHAM                        Director                                             March  ____, 2000
---------------------------------
WILLIAM F. BONHAM


/s/ WILLIAM DOLAN, D.D.S.                Director                                             March  ____, 2000
---------------------------------
WILLIAM DOLAN, D.D.S.


/s/ DOUGLAS HAILEY                       Director                                            March  ____, 2000
---------------------------------
DOUGLAS HAILEY


/s/ GEORGE MAS                           Vice President/Chief Financial Officer              March  ____, 2000
---------------------------------
GEORGE MAS


/s/ KENDRICK MEEK                        Director                                             March  ____, 2000
---------------------------------
KENDRICK MEEK


/s/ PATRICK MCENANY                      Director                                            March  ____, 2000
---------------------------------
PATRICK McENANY


/s/ ARTHUR SHAPIRO                       Director                                            March  ____, 2000
---------------------------------
ARTHUR G. SHAPIRO, M.D.

/s/ CHARLES J. SIMONS                    Director                                            March  ____, 2000
---------------------------------
CHARLES J. SIMONS