Form 10QSB
period 2000-03-31
MED WASTE INC
filed 2000-05-19
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT

          For the transition period from ____________ to _____________


                         COMMISSION FILE NUMBER: 0-22294


                                 MED/WASTE, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


          Delaware                                              65-0297759
-------------------------------                            --------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The number of shares outstanding of the registrant's common stock $.001 par value as of April 30, 2000 was 6,731,956

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        MED/WASTE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     March 31, 2000   December 31, 1999
                                                                      ------------    -----------------
                                                                      (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents                                         $    310,818       $     69,225
    Accounts Receivable, Net of Allowances of $615,300
        and $668,000 in 2000 and 1999, respectively                      5,210,499          5,457,676
    Inventories                                                            440,442            210,544
    Prepaid Expenses and Other Current Assets                              456,143            153,780
                                                                      ------------       ------------
Total Current Assets                                                     6,417,902          5,891,225

Property, Plant and Equipment, Net                                      12,477,066         12,908,410
Goodwill, net                                                           18,559,116         18,774,945
Other Intangibles, net                                                   7,352,859          7,469,018
Other Assets                                                               447,120            294,827
Investment in unconsolidated subsidiary                                    669,643            737,284
                                                                      ------------       ------------
Total Assets                                                          $ 45,923,706       $ 46,075,709
                                                                      ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable and Accrued Liabilities                          $  4,737,110       $  7,332,110
    Current Portion of Notes Payables                                   23,464,108         23,731,306
    Current Portion of Capital Lease Obligations                           459,708            710,249
                                                                      ------------       ------------
Total Current Liabilities                                               28,660,926         31,773,665

Capital Lease Obligations, Less Current Portion                            322,168            318,074
Notes Payable Less Current Portion                                         142,193            162,091
Subordinated Secured Convertible Notes Payable                           3,543,200
                                                                      ------------       ------------
                                                                        32,668,487         32,253,830
Shareholders' Equity:
    Series A Preferred Stock, $.01 par value; 60,000 shares
        Authorized; 31,345 Shares Outstanding                                  313                311
    Common Stock, $.001 par value; 10,000,000 Shares Authorized;
        6,731,956 Shares Issued and Outstanding in 2000 and 1999             6,732              6,732
    Additional Paid-in Capital                                          31,251,647         30,475,847
    Warrant Subscriptions Receivable                                       (80,000)          (382,113)
    Deficit                                                            (17,892,816)       (16,248,241)
                                                                      ------------       ------------
                                                                        13,285,876         13,852,536
     Less Cost of Treasury Stock: 11,824 Shares                            (30,657)           (30,657)
                                                                      ------------       ------------
     Total Shareholders' Equity                                         13,255,219         13,821,879
                                                                      ------------       ------------
Total Liabilities and Shareholders' Equity                            $ 45,923,706       $ 46,075,709
                                                                      ============       ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MED/WASTE, INC. SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended March 31
                                                     -----------------------------------
                                                         2000                    1999
                                                     -----------             -----------
Revenues                                             $ 6,413,759             $ 7,063,438
                                                     -----------             -----------
Costs and Expenses:
Operating Costs                                        5,108,041               5,858,092
Administrative and Selling Expenses                    1,605,007               2,180,108
Amortization of Intangibles                              331,988                 343,255
                                                     -----------             -----------
Total                                                  7,045,036               8,381,455
                                                     -----------             -----------
Operating Loss                                          (631,277)             (1,318,017)
Interest Expense, net                                    778,481                 504,903
Other, net                                               164,291                 231,347
                                                     -----------             -----------
Net Loss                                              (1,574,049)             (2,054,267)
Preferred Stock Dividend                                 (70,526)                (65,517)
                                                     -----------             -----------
Net loss available to common shareholders            $(1,644,575)            $(2,119,784)
                                                     ===========             ===========
Loss per share - basic and diluted                   $      (.24)            $     (0.32)
Weighted average shares outstanding                    6,731,956               6,650,211



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS
                        Med/Waste, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                              March 31
                                                                                 -----------------------------------
                                                                                     2000                    1999
                                                                                 -----------             -----------
OPERATING ACTIVITIES:
Net loss                                                                         $(1,574,049)            $(2,054,267)
Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization                                                   860,312                 823,562
     Provision for doubtful notes and accounts receivable                            (52,700)                 60,794
     Equity in net income of unconsolidated subsidiary                                67,641                 (41,940)
     Issuance of stock, options, and warrants for services                            15,800                  33,000

Changes in operating assets and liabilities net of effects of acquisitions
      Decrease (Increase) in accounts receivable                                     299,877                  (2,199)
      (Increase) in inventories                                                     (229,898)                 (3,182)
      (Increase) decrease in prepaid expenses                                       (302,363)                283,958
      Other (increases)                                                               (2,891)               (246,223)
      (Decrease) increase in accounts payable and accrued liabilities             (2,595,000)                268,768
                                                                                 -----------             -----------
      Net cash used in operating activities                                       (3,513,271)               (877,729)

INVESTING ACTIVITIES:
      Purchase of operating equipment                                                (33,780)               (342,798)
                                                                                 -----------             -----------
      Net cash used in investing activities                                          (33,780)               (342,798)

FINANCING ACTIVITIES:
      (Decrease) increase in line of credit and notes payable-net                   (287,096)              1,544,355
      (Decrease) Increase in capital leases, net                                    (246,447)               (186,989)
      Net proceeds from subordinated secured notes                                 4,090,600                      --
      Preferred stock dividend                                                       (70,526)                (65,517)
      Payment of stock subscription receivable                                       302,113                  30,200
                                                                                 -----------             -----------
      Net cash provided (used) by financing activities                             3,788,644               1,322,049
                                                                                 -----------             -----------
      Net increase in cash and cash equivalents                                      241,593                 101,522
      Cash and cash equivalents at beginning of period                                69,225                 113,146
                                                                                 -----------             -----------
      Cash and cash equivalents at end of period                                 $   310,818             $   214,668
                                                                                 ===========             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the period for interest                                   $   721,000             $   480,000
      Cash paid during the period for dividends on preferred stock               $   135,000             $    70,000



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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. These interim results of operations are not necessarily indicative of results for the entire year. The December 31, 1999 balance sheet was derived from the audited financial statements as of that date.

2.       ACQUISITIONS

The Company made no acquisitions during the three months ended March 31, 2000.

3.       NOTES PAYABLE

Notes payable consist of the following at March 31, 2000:

         Term Loan                        $16,200,000
         Line of Credit                     3,500,000
         Notes payable                      3,906,301
                                          -----------
         Total notes payable               23,606,301
         Less: current portion             23,464,108
                                          -----------
         Long Term Portion                $   142,193
                                          ===========

In January 1999, the Company refinanced the line of credit and term loan with a Credit Agreement consisting of a $10 million revolving credit loan and a $25 million Convertible Credit Loan. Borrowings under the line are restricted to 80% of eligible accounts receivable, as defined. Provided that no default or event of default, as defined, has occurred, the total principal balance of the convertible credit loan would be converted to a term loan on July 31, 2000 and would be payable monthly in an amount equal to one eighty-fourth (1/84th) of the aggregate principal balance of the converted loan. Final payment plus accrued interest would be due on July 31, 2004. The revolving credit loan was originally due on July 31, 1999 but was extended by the Bank to May 30, 2000. Interest on the revolving credit loan and convertible credit loan is payable monthly at a rate equal to the Prime Rate or the LIBOR Rate plus or minus an applicable margin as defined in the Credit Agreement. The Credit Agreement requires the Company to maintain minimum levels of liquidity, profitability and net worth. The Company is currently in violation of all of the financial covenants pertaining to the Credit Agreement. The Company waivers from the bank for such violations extend through May 30, 2000 and as such, has classified the line of credit and term loans outstanding at March 31, 2000 and December 31, 1999 as current liabilities. The Company has been negotiating with its lenders for the purposes of restructuring the Company's debt and these lenders have not called the outstanding balances. Because of the default condition, all borrowings under the Credit Agreement currently bear interest at a default rate provided by the Agreement (2 1/2% over the normal rate) which at March 31, 2000 was approximately 11.5%. The revolving credit loan and the convertible credit loan are collateralized by substantially all of the Company's assets.

4.       SUBORDINATED SECURED CONVERTIBLE NOTES PAYABLE

In February 2000, the Company through its placement agents and certain of the Company's officers and directors, successfully completed a private placement of $4.4 million subordinated secured convertible promissory notes ("Notes"). The Notes are subordinated in payment and security to the Company's lenders under its $35 million credit facility. The Notes are also subordinate to any senior credit facility up to $35 million, which refinances such obligations. Interest is payable quarterly at 10% per annum. In the event of default, the interest rate is to be increased to 15%. The Company has granted the note holders a second lien on the security interest in all of its tangible personal property. The Notes are convertible at each holders option into shares of common stock at any time prior to redemption or maturity, at a conversion price of $.543. Each note holder was also granted one warrant for every $2.00 of principal amount of Notes purchased. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $.68.

The placement agents received a commission equal to 9% of the gross proceeds of any Notes directly placed by the agents. In addition, the placement agents received warrants to purchase shares of common stock equal to 10% of the shares of common stock underlying the Notes directly placed by the agents. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $.68. The value of the warrants ($700,000 valued using the Black-Scholes method), issued to the note holders, are treated as a discount on the securities, and amortized over the two-year term of the notes. The value of the warrants ($60,000) and cash ($149,400), paid to the placement agents, are treated as deferred financing costs and amortized over the two-year term of the notes. This treatment is consistent with that prescribed by APB 14. For purposes of balance sheet presentation, the un-amortized discount on the notes ($636,000) and loans granted to participating key employees ($200,000), are netted against the outstanding balance due to the note holders.

The net proceeds of the private placement to the Company, net of placement agents fees ($149,400) and loans ($200,000), granted to participating key employees was $4,051,000. These funds were used by the Company to reduce outstanding accounts payable, amounts due to former owners, for working capital, and to repay certain obligations to related parties, including amounts owed to members of management and a law firm in which the Chairman of the Board is a shareholder.

5.       NET INCOME PER COMMON SHARE

A reconciliation of the numerator and denominator of earnings per share for the quarters ended March 31, 2000 and 1999 is as follows:

                                                   2000                                                1999
                                Income            Shares            Per-Share        Income            Shares           Per-Share
                              (Numerator)      (Denominator)          Amount       (Numerator)      (Denominator)        Amount
                              -----------      -------------        ---------      -----------      -------------       ---------
Net loss                      $(1,574,049)                                        $(2,054,267)

Less: Preferred stock
dividends                         (70,526)                                            (65,517)

Basic and diluted EPS
and loss available to
common shareholders           $(1,644,575)        6,731,956            ($.24)     $(2,119,784)         6,650,211         $(.32)


Options to purchase 1,503,900 shares of common stock from $1.06 to $8.50 per share were outstanding as of March 31, 2000. The options expire at various dates through 2010. Stock warrants to purchase 3,426,726 shares of common stock from $.68 to $8.00 were outstanding as of March 31, 2000. The warrants expire at various dates through 2005. In both 2000 and 1999, no options or warrants were included in the computation of earnings per share because their inclusion would have an anti-dilutive effect.

6.       SEC INQUIRY

In July 19, 1999, the Securities and Exchange Commission ("SEC") advised the Company that it is conducting an informal inquiry into the accounting procedures utilized by the Company. The SEC has requested that the Company voluntarily provide certain records and other information. The Company is complying fully with such request and will continue to cooperate with the SEC in its inquiry. The Company cannot predict how long the investigation will last or its outcome. In addition, the Company cannot determine what actions, if any, the SEC might take against the Company or what effect any such action might have on the Company's operations.

7.       LITIGATION

In January 1999 the former stockholders of Med-Waste, Inc., an Alabama corporation, filed a lawsuit against the Company. The lawsuit alleges fraud, misrepresentations, breach of contract and failure to pay on a promissory note given as part of the purchase price. In June 1999, the Company terminated the employment of the former stockholders for "cause". The Company intends to vigorously defend the lawsuit and believes it has meritorious defenses to the claims. In addition, the Company filed a counterclaim for breach of contract, fraud and misrepresentation in connection with the purchase of the corporation. The second set of Plaintiff attorneys, have withdrawn from the case. One Plaintiff is now representing himself, and two others have engaged separate counsel. In view of these circumstances and the early stage of discovery, the Company and counsel are unable to predict the outcome of this case at this time.

On April 9, 1999, W. Fred Bonham filed a complaint against the Company. On January 7, 1999, the Company terminated Mr. Bonham's employment for "cause". Mr. Bonham alleges in his complaint that the Company violated his employment agreement by failing to pay Bonham certain compensation after his discharge from the Company. In his complaint, Bonham seeks compensatory damages, pre-judgment interest, costs and reasonable attorney's fees. Specifically, Bonham seeks his base salary ($175,000) due for the remaining term of his employment agreement, as well as various stock options. On January 11, 2000 the parties met for mediation, but the parties were unable to reach a settlement. In March 2000, Plaintiff's counsel withdrew from the case. Substitute counsel has been identified by the Plaintiff. The Company and its counsel are unable to predict the outcome of this case at this time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH MARCH 31, 1999

REVENUES. For the three months ended March 31, 2000, the Company had revenues of $6,413,759, a decrease from the $7,063,438 for the same period in 1999. During 1999 the Company discontinued providing autoclave services at it's Marcus Hook facility to certain low margin customers resulting in approximately $165,000 of the decrease in revenues in the quarter ended March 31, 2000 compared to March 31, 1999. Also, 1999 included approximately $110,000 in sterilization equipment revenues. As part of the Company's new marketing strategy, the sale of such equipment was discontinued during the second half of 1999. The remaining loss of revenues is attributed to customers lost during 1999 when the Company was attempting to reorganize under new management. During this time unprofitable accounts were identified and discontinued and internal growth was limited due to significant working capital constraints.

OPERATING COSTS. Consolidated operating costs amounted to $5,108,041 or 80% of revenues, in the three months ended March 31, 2000, as compared to $5,858,092, or 83% of revenues for the same period in 1999. This improvement was evident throughout 1999 but was slowed during the quarter ended March 31, 2000 primarily due to 39% higher fuel costs representing approximately $75,000.

ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses decreased to $1,605,007 in the three months ended March 31, 2000 from $2,180,108 for the same period in 1999. These costs represent 25% of revenues in 2000 compared to 31% in 1999. The many changes implemented by new management during 1999 have helped reduce these costs for the three-month ended March 31, 2000 as compared to 1999. These cost reduction initiatives continue and several large support operations not yet centralized will be moved to the Miami Lakes, Florida, Service Center during 2000.

OPERATING LOSS. The Company reported an operating loss of $631, 277 for the three-month period ended March 31, 2000 compared to an operating loss of $1,318,017 in 1999. The changes in operations implemented by new management caused the improvement over the result of 1999. Cost reduction initiatives are expected to continue to improve the results of operations in future periods.

INTEREST EXPENSE, NET. Interest costs increased to $778,481 for the three month period ended March 31, 2000 from $504,903 for the same period in 1999 because of higher interest rates charged by the Banks in 2000 due to the non-compliance condition of the loans. Also, during 2000 all other notes payable of the Company are accruing interest at default rates. The Company also had significantly more debt accruing interest during the three month period March 31, 2000 than it did during the same period in 1999 including the $4.4 million of 10% Subordinated Convertible Secured Notes issued in a private placement on February 1, 2000.

OTHER, NET. Other, net decreased to an expense of $164,291 in the three months ended March 31, 2000 as compared to $231,347 for the same period in 1999. During the three-month ended March 31, 1999 approximately $280,000 in loan fees incurred in the refinancing of the loan agreement with its banks in January 1999 were expensed due to the non-compliance condition of the agreement. The expense for the three-month period ended March 31, 2000 includes approximately $63,200 in amortization of discount related to the private placement of the subordinated notes completed in February 2000. Also included in the results for 2000 is approximately $67,000 of losses from a 49% owned unconsolidated subsidiary. During the same period in 1999 this subsidiary provided $41,940 in equity earnings.

NET LOSS. The net loss of $1,574,049 for the three-month period ended March 31, 2000 compares to a net loss of $2,054,267 during the same period in 1999. The loss is significantly reduced from the loss over the same period in 1999 due to the many changes implemented by new management in 1999 and 2000 which have had a positive effect on the performance of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's bank borrowings during 1999 were restricted to $1,500,000 during the first quarter of 1999. At that time, due to the reporting and operational deficiencies uncovered by new management, all lines of credit were frozen and the Company's only principal source of cash was from its own operations. During 1999, approximately $297,000 was borrowed from the Chairman of the Board and the Chief Executive Officer to meet certain financial obligations that could no longer be delayed. Payments to vendors were routinely delayed and payments on long term debt were not made on time. All bank loans and other significant debt are currently in default and the due date of the line of credit from the bank was extended to May 30, 2000.

During the three months ended March 31, 2000 the Company successfully completed a private placement of $4,400,000 of convertible secured notes which netted the Company approximately $4,050,000 in additional capital. These funds were used primarily to reduce the amount of accounts payable to vendors and suppliers and bring past due lease payments up to date. In addition $720,000 was used to retire a past due debt to a former owner of business acquired in 1998.

The Company must make improvements at the SDSSC incinerator during 2000-2002 to meet new air emission standard requirements. Although expected expenditures were deferred in 1999 and required State of South Carolina Tests were successfully completed, management still expects to incur approximately $6,000,000 in improvements to this facility in order to maximize its waste throughput and obtain significant economies of scale and meet the 2002 Federal air emission standards. The Company expects to obtain those funds from additional bank borrowings and/or equity capital. There can be no assurances that the Company will be able to obtain such funds. In such event, the Company may be required to reduce the amount of waste processed or close the facility until the funds to make the renovations become available. During 2000, the Company anticipates incurring approximately $1 million in company wide improvements as well as significant legal costs to defend its on going litigation.

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

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 1997 and 1998, the Company purchased several companies in the medical waste business in contemplation of integrating the acquisitions into the Company's core business. Unfortunately in 1997 and 1998, the Company was unable to successfully integrate and achieve profitability from these acquisitions. In addition, internal growth was limited due to the Company's inability to formulate an effective marketing plan, integrate its acquisitions, and manage the Company's growth. In early 1999, with new management the Company began its plan to aggressively control costs, control expansion efforts, and focus on the Company's core business.

The Company's continued existence is dependent upon its ability to resolve its liquidity problems principally by implementing cost reduction strategies and obtaining positive results from increased marketing efforts. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets for the amount of classification of liabilities that may result from the possible inability of the Company to continue as a going concern. There is no assurance that the Company will be able to achieve its recovery plan as described above. (See Independent Auditor's report in its Annual Report on Form 10-KSB for the year ended December 31, 1999 which contains an explanatory paragraph regarding the Company's ability to continue as a going concern.)

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

INFLATION

The Company has not been materially affected by the impact of inflation.

YEAR 2000 COMPLIANCE

The potential for software failure due to the Year 2000 calculations is a known risk. The Company recognizes the need to ensure that its operations, products and services are not adversely impacted by the Year 2000 risks. The Company has been advised by its' major vendors that they are Year 2000 compliant. The Company does not anticipate any significant future costs relating to Year 2000, but continues to monitor the situation for any disruptions, due to Year 2000 related issues. The Company has not had its operations, products or services disrupted with any Year 2000 issues and does not expect any material disruptions related to Year 2000 issues, for the year 2000.

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


                                         Med/Waste, Inc.


Date: May 17, 2000                       /s/ Carlos Campos
      ------------                       ---------------------------------------
                                         President and Chief Executive Officer


Date: May 17, 2000                       /s/ George Mas
      ------------                       ---------------------------------------
                                         George Mas,
                                         Vice President and Chief
                                         Financial Officer