Form 10QSB
period 2000-06-30
MED WASTE INC
filed 2000-08-14
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

                                       OR

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT

          For the transition period from ____________ to _____________

                         COMMISSION FILE NUMBER: 0-22294

                                 MED/WASTE, INC.

-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

           DELAWARE                                  65-0297759
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

              6175 NW 153 STREET, SUITE 324, MIAMI LAKES, FL 33014
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 819-8877

-------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock $.001 par value as of July 15, 2000 was 6,731,956.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MED/WASTE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                      June 30, 2000       December 31, 1999
                                                                      -------------       -----------------
                                                                       (UNAUDITED)
         ASSETS
         CURRENT ASSETS:
           Cash and Cash Equivalents                                    $    101,378       $     69,225
           Accounts Receivable, Net of Allowances of
             $705,400 and $668,000 in 2000 and 1999, respectively          5,504,341          5,457,676
           Inventories                                                       457,189            210,544
           Prepaid Expenses and Other Current Assets                         427,126            153,780
                                                                        ------------       ------------
         Total Current Assets                                           $  6,490,034          5,891,225

         Property, Plant and Equipment, Net                               12,029,876         12,908,410
         Goodwill, net                                                    18,353,728         18,774,945
         Other Intangibles, net                                            7,223,976          7,469,018
         Other Assets                                                        421,302            294,827
         Investment in unconsolidated subsidiary                             606,050            737,284
                                                                        ------------       ------------
         Total Assets                                                   $ 45,124,966       $ 46,075,709
                                                                        ============       ============
         LIABILITIES AND SHAREHOLDERS' EQUITY
         CURRENT LIABILITIES:
           Accounts Payable and Accrued Liabilities                     $  5,416,138       $  7,332,110
           Current Portion of Notes Payables                              23,497,019         23,731,306
           Current Portion of Capital Lease Obligations                      486,797            710,249
                                                                        ------------       ------------
           Total Current Liabilities                                      29,399,954         31,773,665

         Capital Lease Obligations, Less Current Portion                     268,020            318,074
         Notes Payable Less Current Portion                                  106,945            162,091
         Subordinated Secured Convertible Notes Payable                    3,638,000
                                                                        ------------       ------------
                                                                          33,412,919         32,253,830
         Shareholders' Equity:
           Series A Preferred Stock, $.01 par value; 60,000 shares
           Authorized; 31,345 Shares Outstanding                                 313                311
           Common Stock, $.001 par value; 10,000,000 Shares
           Authorized; 6,731,956 Shares Issued and Outstanding
           in 2000 and 1999                                                    6,732              6,732
         Additional Paid-in Capital                                       31,251,647         30,475,847
         Warrant Subscriptions Receivable                                    (80,000)          (382,113)
         Deficit                                                         (19,435,988)       (16,248,241)
                                                                        ------------       ------------
                                                                          11,742,704         13,852,536
         Less Cost of Treasury Stock: 11,824 Shares                          (30,657)           (30,657)
                                                                        ------------       ------------
         Total Shareholders' Equity                                       11,712,047         13,821,879
                                                                        ------------       ------------
         Total Liabilities and Shareholders' Equity                     $ 45,124,966       $ 46,075,709
                                                                        ============       ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MED/WASTE, INC. SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                      JUNE 30                           JUNE 30
                                                        -------------------------------       -------------------------------
                                                            2000                1999               2000              1999
                                                        ------------       ------------       ------------       ------------
         Revenues                                       $  6,479,253       $  6,892,875       $ 12,893,012       $ 13,956,313

         Costs and expenses:

         Operating costs                                   5,032,123          5,548,743         10,140,164         11,406,835

         Administrative and selling expenses               1,565,736          1,918,609          3,170,743          4,098,717

         Amortization of Intangibles                         334,272            343,249            666,260            686,504
                                                        ------------       ------------       ------------       ------------
         Total                                             6,932,131          7,810,601         13,977,167         16,192,056
                                                        ------------       ------------       ------------       ------------
         Operating loss                                     (452,878)          (917,726)        (1,084,155)        (2,235,743)

         Interest Expense, net                               818,499            560,868          1,596,980          1,031,103

         Other, net                                          201,268            (84,823)           365,559            181,192
                                                        ------------       ------------       ------------       ------------
         Net loss                                         (1,472,645)        (1,393,771)        (3,046,694)        (3,448,038)

         Preferred stock dividend                            (70,527)           (65,517)          (141,053)          (131,034)
                                                        ------------       ------------       ------------       ------------
         Net loss available to common shareholders      $ (1,543,172)      $ (1,459,288)      $ (3,187,747)      $ (3,579,072)
                                                        ============       ============       ============       ============
         Loss per share - basic and diluted             $      (0.23)      $      (0.22)      $      (0.47)      $      (0.54)

         Weighted average shares outstanding               6,731,956          6,652,828          6,731,956          6,652,575





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MED/WASTE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30
                                                                        -------------------------------------------
                                                                                2000                 1999
                                                                        ------------------     --------------------
         OPERATING ACTIVITIES:
         Net (loss)                                                           $(3,046,694)      $(3,448,038)
         Adjustments to reconcile net loss to net cash (used) in
         operating activities,
           Depreciation and amortization                                        1,789,320         1,649,009
           Provision for doubtful accounts receivable                              37,260            84,422
           Equity in net loss (income) of unconsolidated subsidiary               131,234           (83,940)
           Issuance of stock, options, and warrants for services                   15,800            36,002

         Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                             (83,925)          165,195
           (Increase) decrease in inventories                                    (246,645)           81,439
           (Increase) decrease in prepaid expenses and other assets              (273,346)          471,059
           Increase in other assets                                                (8,198)         (258,187)
           (Decrease) increase in accounts payable and accrued expenses        (1,915,972)          466,533
           Other decrease (increase)                                                                (19,566)
                                                                              -----------       -----------
           Net cash used in operating activities                               (3,601,166)         (856,072)

         INVESTING ACTIVITIES:
           Purchase of operating equipment                                        (55,402)         (354,850)
                                                                              -----------       -----------
           Net cash used by investing activities                                  (55,402)         (354,850)

         FINANCING ACTIVITIES:
           (Decrease) increase in line of credit and notes payable-net           (289,433)        1,541,928
           (Decrease) in capital leases, net                                     (273,506)         (261,977)
           Net proceeds from subordinated notes                                 4,090,600                --
           Payment of stock subscription receivable                               302,113            41,412
           Preferred stock dividend                                              (141,053)          (67,595)
                                                                              -----------       -----------
           Net cash provided by financing activities                            3,688,721         1,253,768
                                                                              -----------       -----------

           Increase in cash and cash equivalents                                   32,153            42,846
           Cash and cash equivalents at beginning of period                        69,225           113,146
                                                                              -----------       -----------
           Cash and cash equivalents at end of period                         $   101,378       $   155,992
                                                                              ===========       ===========

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
           Preferred stock issued as payment of dividend                                0       $    63,439
           Cash paid during the period for interest                           $   442,000       $   991,000
           Cash paid during the period for dividends on preferred stock       $   135,000




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

2.       ACQUISITIONS.

         The Company made no acquisitions during the six months ended June 30, 2000.

3.       NOTES PAYABLE

         Notes payable consist of the following at June 30, 2000:

           Term Loan                                         $16,200,000
           Line of Credit                                      3,500,000
           Notes payable                                       3,903,964
                                                             -----------
           Total notes payable                                23,603,964
           Less: current portion                              23,497,019
                                                             -----------
           Long Term Portion                                 $   106,945
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

         Interest on the revolving credit loan and convertible credit loan is payable monthly at a rate equal to the Prime Rate or the LIBOR Rate plus or minus an applicable margin as defined in the Credit Agreement. The Credit Agreement requires the Company to maintain minimum levels of liquidity, profitability and net worth. The Company is currently in violation of all of the financial covenants pertaining to the Credit Agreement. The revolving credit loan was originally due on July 31, 1999 but was extended by the Bank to May 30, 2000. The Company received waivers from the bank for such violations which extended through May 30, 2000 and as such, has classified the line of credit and term loans outstanding at June 30, 2000 and December 31, 1999 as current liabilities. The Company has been negotiating with its lenders for the purposes of restructuring the Company's debt and these lenders have not called the outstanding balances notwithstanding expiration of the waivers. Because of the default condition, all borrowings under the Credit Agreement currently bear interest at a default rate provided by the Agreement (2 1/2% over the normal rate) which at June 30, 2000 was approximately 12%. The revolving credit loan and the convertible credit loan are collateralized by substantially all of the Company's assets.

4.       SUBORDINATED SECURED CONVERTIBLE NOTES PAYABLE

         In February 2000, the Company through its placement agents and certain of the Company's officers and directors, successfully completed a private placement of $4.4 million subordinated secured convertible promissory notes ("Notes"). The Notes are subordinated in payment and security to the Company's lenders under its $35 million credit facility. The Notes are also subordinate to any senior credit facility up to $35 million, which refinances such obligations. Interest is payable quarterly at 10% per annum. In the event of default, the interest rate is to be increased to 15%. The Company has granted the note holders a second lien security interest in all of its tangible personal property. The Notes are convertible at each holder's option into shares of common stock at any time prior to redemption or maturity, at a conversion price of $.543 per share. Each note holder was also granted one warrant for every $2.00 of principal amount of Notes purchased. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $.68 per share through December 31, 2005.

         The placement agents received a commission equal to 9% of the gross proceeds of any Notes directly placed by the agents. In addition, the placement agents received warrants to purchase shares of common stock equal to 10% of the shares of common stock underlying the Notes directly placed by the agents. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $.68 through December 31, 2005. The value of the warrants ($700,000 valued using the Black-Sholes method), issued to the note holders, are treated as a discount, and amortized over the two-year term of the notes. The value of the warrants ($60,000) and cash ($149,400) paid to the placement agents, are treated as deferred financing costs and amortized over the two-year term of the notes. This treatment is consistent with that prescribed by APB 14. For purposes of balance sheet presentation, the un-amortized discount on the notes ($602,000) and loans granted to participating key employees ($200,000), are netted against the outstanding balance due to the note holders.

         The net proceeds of the private placement to the Company, net of placement agents fees ($149,400) and loans ($200,000), granted to participating key employees was $4,051,000. These funds were used by the Company to reduce outstanding accounts payable, amounts due to former owners of acquired businesses, for working capital, and to repay certain obligations to related parties, including amounts owed to members of management and a law firm in which the Chairman of the Board is a shareholder.

5.       NET INCOME PER COMMON SHARE

         A reconciliation of the numerator and denominator of earnings per share for the quarters ended June 30, 2000 and 1999 is as follows:

                                                  2000                                      1999
                                 -------------------------------------     --------------------------------------
                                   INCOME         SHARES      PER-SHARE      INCOME         SHARES      PER-SHARE
                                 (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                 -----------   -------------    ------     -----------   -------------    -------

Net loss                           (3,046,693)                              (3,448,038)
Less: Preferred stock
dividends                            (141,053)                                (131,034)

Basic and diluted EPS and
loss available to common
shareholders                       (3,187,747)      6,731,956      (0.47)   (3,579,072)       6,652,575      (0.54)

         Options to purchase 1,388,750 shares of common stock with exercise prices ranging from $.72 to $8.50 per share were outstanding as of June 30, 2000. The options expire at various dates through 2010. Stock warrants, to purchase 3,426,726 shares of common stock with exercise prices ranging from $.68 to $8.00, were outstanding as of June 30, 2000. The warrants expire at various dates through 2005. In both 2000 and 1999, no options or warrants were included in the computation of earnings per share because their inclusion would have an anti-dilutive effect.

6.       SEC INQUIRY

         In July 19, 1999, the Securities and Exchange Commission ("SEC") advised the Company that it is conducting an informal inquiry into the accounting procedures utilized by the Company. The SEC has requested that the Company voluntarily provide certain records and other information. The Company is complying fully with such request and will continue to cooperate with the SEC in its inquiry. The Company cannot predict how long the investigation will last or its outcome. In addition, the Company cannot determine what actions, if any, the SEC might take against the Company, or what effect any such action might have on the Company's operations.

7.       LITIGATION

         In January 1999, the former stockholders of Med-Waste, Inc., an Alabama corporation acquired by the Company in June 1998, filed a lawsuit against the Company. The lawsuit alleges fraud, misrepresentations, breach of contract and failure to pay on a promissory note given as part of the purchase price. In June 1999, the Company terminated the employment of the former stockholders for "cause". The Company intends to vigorously defend the lawsuit and believes it has meritorious defenses to the claims. In addition, the Company filed a counterclaim for breach of contract, fraud and misrepresentation in connection with the purchase of the corporation. Two different attorneys representing the plaintiff have withdrawn from the case. One Plaintiff is now representing himself, and two others have engaged separate counsel. In view of these circumstances and the early stage of discovery, the Company and counsel are unable to predict the outcome of this case at this time.

         On April 9, 1999, W. Fred Bonham filed a complaint against the Company. On January 7, 1999, the Company terminated Mr. Bonham's employment for "cause". Mr. Bonham alleges in his complaint that the Company violated his employment agreement by failing to pay Mr. Bonham certain compensation after his discharge from the Company. In his complaint, Mr. Bonham seeks compensatory damages, pre-judgment interest, costs, and reasonable attorney's fees. Specifically, Bonham seeks his base salary ($175,000) due for the remaining term of his employment agreement, as well as various stock options. In March 2000, Plaintiff's counsel withdrew from the case. Substitute counsel was identified by the Plaintiff, but the new counsel has also withdrawn. Mr. Bonham is now representing himself. The litigation is in the discovery stage. The Company and its counsel are unable to predict the outcome of this case at this time.

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

         Plaintiff seeks to recover damages on behalf of himself and the putative class he represents purportedly sustained as a result of the violations of the securities law alleged in the Complaint. Plaintiff also seeks to recover attorney's fees and costs incurred in the litigation. The Company filed a motion to dismiss the case, which is pending. No discovery has commenced and the size of the plaintiff class is not yet determined as class certification has not been granted to date. Accordingly, the Company and its counsel are unable to predict the outcome of this case.

         On October 8, 1999, the Company was served with a lawsuit by Richard Anthony Dean, alleging fraud, breach of contract and misrepresentation, among other charges, associated with the acquisition of Target Medical Waste Services, LLC, in Mobile, Alabama. Dean is claiming unspecified compensatory damages, punitive damages and court costs. The Company is vigorously defending the lawsuit and a counterclaim by the Company for breach of covenants and misrepresentation has been filed. Accordingly, the Company is unable to predict the outcome of this case at this time

         Any of the above matters, if determined adverse to the Company, may have a material adverse effect on the Company's operations or financial condition.

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


8.       NEW ACCOUNTING STANDARDS

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25. The Company is required to adopt the Interpretation on July 1, 2000. The Interpretation requires, among other things, that stock options that have been modified be accounted for as variable. Management anticipates the implementation of FASB Interpretation No. 44 will not have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH JUNE 30, 1999

REVENUES. For the six months ended June 30, 2000, the Company had revenues of $12,893,012, a decrease from $13,956,313 for the same period in 1999. During 1999, the Company discontinued providing autoclave services at it's Marcus Hook facility to certain low margin customers resulting in approximately $381,000 of the decrease in revenues in the quarter ended June 30, 2000 compared to June 30, 1999. Also, 1999 included approximately $227,000 in sterilization equipment revenues. As part of the Company's new marketing strategy, the sale of such equipment was discontinued during the second half of 1999. The remaining loss of revenues is attributed to customers lost during 1999 when the Company was attempting to reorganize under new management. During this time, unprofitable accounts were identified and discontinued and internal growth was limited due to significant working capital constraints.

OPERATING COSTS. Operating costs amounted to $10,140,164 or 79% of revenues, in the six months ended June 30, 2000, as compared to $11,406,835, or 82% of revenues for the same period in 1999. This improvement was evident throughout 1999 but was slowed during the six month ended June 30, 2000 primarily due to 49% higher fuel costs representing approximately $183,500.

ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses decreased to $3,170,743 in the six months ended June 30, 2000 from $4,098,717 for the same period in 1999. These costs represent 25% of revenues in 2000 compared to 29% in 1999. The many changes implemented by new management during 1999-2000 have helped reduce these costs for the six months ended June 30, 2000 as compared to 1999. These cost reduction initiatives continue and two large support operations not yet centralized will be moved to the Company's Miami Lakes, Florida, Service Center during 2000.

OPERATING LOSS. The Company reported an operating loss of $1,084,155 for the six-month period ended June 30, 2000 compared to an operating loss of $2,235,743 in 1999. The changes in operations implemented by new management caused the improvement over the result of 1999. Cost reduction initiatives are expected to continue to improve the results of operations in future periods.

INTEREST EXPENSE, NET. Interest costs increased to $1,596,980 for the six month period ended June 30, 2000 from $1,031,103 for the same period in 1999 because of higher interest rates charged by the banks in 2000 due to the increase in the prime rate and the non-compliance condition of the loans. Also, during 2000 all other notes payable of the Company are accruing interest at default rates. The Company also had significantly more debt accruing interest during the six month period June 30, 2000 than it did during the same period in 1999, including the $4.4 million of 10% Subordinated Convertible Secured Notes issued in a private placement on February 1, 2000.

OTHER, NET. Other, net represents an expense of $365,559 for the six months ended June 30, 2000 as compared to $181,192 for the same period in 1999. During the six-month ended June 30, 1999, approximately $280,000 in loan fees incurred in the refinancing of the loan agreement with its banks in January 1999 were expensed due to the non-compliance condition of the agreement. The expense for the six-month period ended June 30, 2000 includes approximately $234,325 in amortization of discounts and fees related to the private placement of the subordinated notes completed in February 2000. Also included in the results for 2000 is approximately $130,000 of losses from a 49% owned unconsolidated subsidiary. During the same period in 1999, this subsidiary provided $83,940 in equity earnings.

NET LOSS. The net loss of $3,046,694 for the six-month period ended June 30, 2000 compares to a net loss of $3,448,038 during the same period in 1999. The loss is significantly reduced from the loss over the same period in 1999 due to the many changes implemented by new management in 1999 and 2000, which have had a positive effect on the performance of the Company.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH JUNE 30, 1999

REVENUES. For the three months ended June 30, 2000, the Company had revenues of $6,479,253, a decrease from the $6,892,875 for the same period in 1999. During 1999, the Company discontinued providing autoclave services at it's Marcus Hook facility to certain low margin customers resulting in approximately $216,000 of the decrease in revenues in the quarter ended June 30, 2000 compared to June 30, 1999. Also, 1999 included approximately $117,000 in sales of sterilization equipment. As part of the Company's new marketing strategy, the sale of such equipment was discontinued during the second half of 1999. The remaining loss of revenues is attributed to customers lost during the second half of 1999 when the Company was attempting to reorganize under new management. During this time unprofitable accounts were identified and discontinued and internal growth was limited due to significant working capital constraints.

OPERATING COSTS. Consolidated operating costs amounted to $5,032,123 or 78% of revenues, in the three months ended June 30, 2000, as compared to $5,548,743, or 80% of revenues for the same period in 1999. This improvement was evident throughout 1999, but was slowed during the three months ended June 30, 2000, primarily due to higher fuel costs representing approximately $108,000.

ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses decreased to $1,565,736 in the three months ended June 30, 2000 from $1,918,609 for the same period in 1999. These costs represent 24% of revenues in 2000 compared to 28% in 1999. The many changes implemented by new management during 1999-2000 have helped reduce these costs for the three months ended June 30, 2000 as compared to 1999. These cost reduction initiatives continue and two large support operations not yet centralized will be moved to the Company's Miami Lakes, Florida, Service Center during 2000.

OPERATING LOSS. The Company reported an operating loss of $452,878 for the three-month period ended June 30, 2000 compared to an operating loss of $917,726 in 1999. The changes in operations implemented by new management caused the improvement over the results of 1999. Cost reduction initiatives are expected to continue to improve the results of operations in future periods.

OTHER, NET. Other, net represents an expense of $201,268 for the three months ended June 30, 2000, compared to income of ($84,823) for the same period in 1999. The expense for the three-month period ended June 30, 2000 includes approximately $137,675 in amortization of discounts and fees related to the private placement of the subordinated notes completed in February 2000. Also included in the results for 2000 is approximately $63,000 of losses from a 49% owned unconsolidated subsidiary. During the same period in 1999 this subsidiary provided approximately $42,000 in equity earnings.

NET LOSS. The net loss of $1,472,645 for the three-month period ended June 30, 2000 compares to a net loss of $1,393,771 during the same period in 1999. The loss increase is attributed to the higher interest and discount amortization costs which were mitigated by the savings obtained from the many cost reductions initiatives implemented by management during 1999-2000.

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

During the six months ended June 30, 2000 the Company successfully completed a private placement of $4,400,000 of convertible secured notes which netted the Company approximately $4,050,000 in additional capital. These funds were used primarily to reduce the amount of accounts payable to vendors and suppliers and bring past due lease payments up to date. In addition $720,000 was used to retire a past due debt to a former owner of business acquired in 1998.

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

The Company is presently not in compliance with minimum tangible net worth and other financial covenants set forth in its bank credit facility and certain other notes payable. The Lenders have not declared the Company in formal default or demanded full payment of the Company's indebtedness thereunder. There can be no assurance that they will not do so in the future. The Company is engaged in discussions with prospective sources of additional working capital and with its current lenders. There can be no assurance that the Company will successfully negotiate a new credit facility or obtain additional working capital. The Company's current credit facility, which would have provided a maximum of $35 million in financing, has been placed on hold by the lenders. The revolving portion of the credit facility expired on May 30, 2000. The Company is currently in negotiations with its lenders to extend the terms of the credit facility. During 1999, the Company's new management team implemented a series of cost reduction and performance enhancing measures which reduced considerably the operating expenses of the Company. These cost reduction efforts are continuing and management expects continued improved results during 2000 and beyond.

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

SUBSEQUENT EVENT

During July-August 2000 the Company's main incinerating facility in Hampton, South Carolina was shut down for approximately 15 days due to the failure of certain key equipment which was apparently struck by lightning. Due to environmental concerns, the Company and the regulatory agency of the State of South Carolina shut down the facility until the equipment was replaced. The Company was also required to pass certain tests by the regulatory agency before it was allowed to resume normal operations. The Company and its insurance carrier are in the process of determining how much of the damage caused by this event, including loss of business, is covered by insurance. Losses during this period could amount to approximately $350,000 in damages and lost revenue.

On August 4, 2000, the Company was forced to close down its autoclave facility in Marcus Hook, Pennsylvania because its processing permit from the State expired and the renewal process was not completed. As of August 10, 2000 the renewal was granted and the plant resumed normal operations. Although the expense of the temporary shutdown has not been fully determined, it is not expected to exceed $50,000.

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

                                   Med/Waste, Inc.

Date:   August 11, 2000            /s/ CARLOS CAMPOS
        ---------------            -----------------------------------------
                                       President and Chief Executive Officer


Date:   August 11, 2000            /s/ GEORGE MAS
        ---------------            -----------------------------------------
                                          George Mas,
                                          Vice President and Chief
                                          Financial Officer