Form 10QSB
period 2000-09-30
MED WASTE INC
filed 2000-11-22
CIK 885195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         COMMISSION FILE NUMBER: 0-22294

                                 MED/WASTE, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Delaware                                      65-0297759
--------------------------------              ---------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock $.001 par value as of September 30, 2000 was 6,731,956.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MED/WASTE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                 September 30, 2000      December 31, 1999
                                                                 ------------------      -----------------
                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents                                        $     58,545           $     69,225
    Accounts Receivable, Net of Allowances of $748,600
        and $668,000 in 2000 and 1999 respectively                      5,172,345              5,457,676
    Inventories                                                           400,018                210,544
    Prepaid Expenses and Other Current Assets                             312,835                153,780
                                                                     ------------           ------------
Total Current Assets                                                 $  5,943,743              5,891,225

Property, Plant and Equipment, Net                                     11,399,400             12,908,410
Goodwill                                                               18,343,350             18,774,945
Other Intangibles, net                                                  7,135,687              7,469,018
Other Assets                                                              498,880                294,827
Investment in unconsolidated subsidiary                                   737,284
                                                                     ------------           ------------
Total Assets                                                         $ 43,321,060           $ 46,075,709
                                                                     ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable and Accrued Liabilities                         $  7,293,698           $  7,332,110
    Current Portion of Notes Payables                                  23,490,292             23,731,306
    Current Portion of Capital Lease Obligations                          310,887                710,249
                                                                     ------------           ------------
Total Current Liabilities                                              31,094,877             31,773,665

Capital Lease Obligations, Less Current Portion                           204,618                318,074
Notes Payable Less Current Portion                                         87,393                162,091
Subordinated Secured Convertible Notes Payable                          3,738,185
                                                                     ------------           ------------
                                                                       35,125,073             32,253,830
Shareholders' Equity:
    Series A Preferred Stock, .01 par value; 60,000 shares
        Authorized; 31,345 Shares Outstanding                                 313                    311
    Common Stock, $.001 par value; 10,000,000 Shares Authorized;
        6,731,956 Issued and Outstanding in 2000 and 1999                   6,732                  6,732
    Additional Paid-in Capital                                         31,251,647             30,475,847
    Warrant Subscriptions Receivable                                      (80,000)              (382,113)
    Deficit                                                           (22,952,048)           (16,248,241)
                                                                     ------------           ------------
                                                                        8,226,644             13,852,536
    Less Cost of Treasury Stock: 11,824 Shares                            (30,657)               (30,657)
                                                                     ------------           ------------
    Total Shareholders' Equity                                          8,195,987             13,821,879
                                                                     ------------           ------------
Total Liabilities and Shareholders' Equity                           $ 43,321,060           $ 46,075,709
                                                                     ============           ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MED/WASTE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended                  Nine Months Ended
                                                September 30,                       September 30,
                                        ------------------------------      ------------------------------
                                            2000              1999              2000              1999
                                        ------------      ------------      ------------      ------------
Revenues                                $  5,905,017      $  6,921,107      $ 18,798,029      $ 20,877,420
Costs and expenses:
Operating costs                            5,441,228         5,382,482        15,581,392        16,789,318
Administrative and selling expenses        2,056,479         1,590,403         5,227,222         5,689,120
Amortization of Intangibles                  332,408           356,250           998,668         1,042,754
                                        ------------      ------------      ------------      ------------
Total                                      7,830,115         7,329,135        21,807,282        23,521,192
                                        ------------      ------------      ------------      ------------
Operating loss                            (1,925,098)         (408,028)       (3,009,253)       (2,643,772)
Interest expense, net                        795,810           508,726         2,392,790         1,817,091
Other, net                                   220,767            17,985           586,326           (78,086)
                                        ------------      ------------      ------------      ------------
Net loss before extraordinary item        (2,941,675)         (934,739)       (5,988,369)       (4,382,777)
Extraordinary item                           503,858                             503,858
Net loss                                  (3,445,533)         (934,739)       (6,492,227)       (4,382,777)
Preferred stock dividend                     (70,527)          (66,000)         (211,580)       s(197,034)
                                        ------------      ------------      ------------      ------------
Net loss available to common
shareholders                            $ (3,516,060)     $ (1,000,739)     $ (6,703,807)     $ (4,579,811)
                                        ============      ============      ============      ============
Loss per share - basic and diluted      $       (.52)     $      (0.15)     $      (1.00)     $      (0.68)
Weighted average shares outstanding        6,731,956         6,658,202         6,731,956         6,727,874


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        Med/Waste, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                   ----------------------------
                                                                       2000             1999
                                                                   -----------      -----------
OPERATING ACTIVITIES:
Net (loss)                                                         $(6,703,807)     $(4,382,777)
Adjustments to reconcile net loss to net cash (used) in
  operating activities
  Extraordinary item                                                   503,858
  Depreciation and amortization                                      2,682,338        2,493,559
  Provision for doubtful accounts receivable                           (80,484)          99,422
  Equity in net loss (income) of unconsolidated subsidiary             233,426          (65,955)
  Issuance of stock, options, and warrants for services                 15,800           38,997

Changes in operating assets and liabilities
  Decrease (increase) in accounts receivable                           204,847         (133,742)
  (Increase) decrease in inventories                                  (189,474)         149,155
  (Increase) decrease in prepaid expenses and other assets            (159,055)         527,669
  (Decrease) increase in accounts payable and accrued expenses         (38,383)         547,902
  Other decrease (increase)                                             62,085           55,457
                                                                   -----------      -----------
  Net cash used in operating activities                             (3,307,881)        (670,313)

INVESTING ACTIVITIES:
  Purchase of operating equipment                                      (55,402)        (544,418)
                                                                   -----------      -----------
  Net cash used by investing activities                                (55,402)        (544,418)

FINANCING ACTIVITIES:
  (Decrease) increase in line of credit and notes payable-net         (315,712)       1,415,164
  (Decrease) in capital leases, net                                   (512,818)        (232,052)
  Net proceeds from subordinated notes                               4,090,600
  Payment of stock subscription receivable                             302,113           43,913
  Preferred stock dividend                                            (211,580)         (67,595)
                                                                   -----------      -----------
  Net cash provided by financing activities                          3,352,603        1,159,430
                                                                   -----------      -----------

  Decrease in cash and cash equivalents                                (10,680)         (55,301)
  Cash and cash equivalents at beginning of period                      69,225          113,146
                                                                   -----------      -----------
  Cash and cash equivalents at end of period                       $    58,545      $    57,545
                                                                   ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Preferred stock issued as payment of dividend                                     $   129,514
  Cash paid during the period for interest                         $   450,000      $ 1,529,000
  Cash paid during the period for dividends on preferred stock     $   135,000

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

2.       ACQUISITIONS.

The Company made no acquisitions during the nine months ended September 30, 2000.

3.       NOTES PAYABLE

Notes payable consist of the following at September 30, 2000:

         Term Loan                            $16,200,000
         Line of Credit                         3,500,000
         Notes payable                          3,877,686
                                              -----------
         Total notes payable                   23,577,686
         Less: current portion                 23,490,292
                                              -----------
         Long Term Portion                         87,393
                                              ===========


In January 1999, the Company refinanced the line of credit and term loan with a Credit Agreement consisting of a $10 million revolving credit loan and a $25 million Convertible Credit Loan. Borrowings under the line are restricted to 80% of eligible accounts receivable, as defined. Provided that no default or event of default, as defined, has occurred, the total principal balance of the convertible credit loan would have converted to a term loan on July 31, 2000 payable monthly in an amount equal to one eighty-fourth (1/84th) of the aggregate principal balance of the converted loan. Final payment plus accrued interest would be due on July 31, 2004. However, due to the continuing defaults of the financial covenants discussed below, the Company was not permitted to convert such loan and the loan is now due and payable.

Interest on the revolving credit loan and convertible credit loan is payable monthly at a rate equal to the Prime Rate or the LIBOR Rate plus or minus an applicable margin as defined in the Credit Agreement. The Credit Agreement requires the Company to maintain minimum levels of liquidity, profitability and net worth. The Company is currently in violation of all of the financial covenants pertaining to the Credit Agreement. The revolving credit loan was originally due on July 31, 1999 but was extended by the Bank to May 30, 2000. The Company received waivers from the bank for such violations which extended through May 30, 2000 and as such, has classified the line of credit and term loans outstanding at September 30, 2000 and December 31, 1999 as current liabilities. The Company has been negotiating with its lenders for the purposes of restructuring the Company's debt and these lenders have not called the outstanding balances notwithstanding expiration of the waivers. Because of the default condition, all borrowings under the Credit Agreement currently bear interest at a default rate provided by the Agreement (2 1/2% over the normal rate) which, at September 30, 2000 was approximately 12%. The revolving credit loan and the convertible credit loan are collateralized by substantially all of the Company's assets.

4.       SUBORDINATED SECURED CONVERTIBLE NOTES PAYABLE

In February 2000, the Company through its placement agents and certain of the Company's officers and directors, successfully completed a private placement of $4.4 million subordinated secured convertible promissory notes ("Notes").

The Notes are due on December 1, 2001 and are subordinated in payment and security to the Company's lenders under its $35 million credit facility. The Notes are also subordinate to any senior credit facility up to $35 million, which refinances such obligations. Interest is payable quarterly at 10% per annum. In the event of default, the interest rate is to be increased to 15%. The Company has granted the note holders a second lien security interest in all of its tangible personal property. The Notes are convertible at each holder's option into shares of common stock at any time prior to redemption or maturity, at a conversion price of $.543 per share. Each note holder was also granted one warrant for every $2.00 of principal amount of Notes purchased for a total of 2,200,000 warrants. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $.68 per share through December 31, 2005.

The placement agents received a commission equal to 9% of the gross proceeds of any Notes directly placed by the agents. In addition, the placement agents received warrants to purchase shares of common stock equal to 10% of the shares of common stock underlying the Notes directly placed by the agents. Each warrant entitles the holder to purchase one share of Common Stock at an exercise price of $.68 through December 31, 2005. The value of the warrants ($700,000 using the Black-Sholes method), issued to the note holders, are treated as a discount, and amortized over the two-year term of the Notes. The value of the warrants ($60,000) and cash ($149,400) paid to the placement agents are treated as deferred financing costs and amortized over the two-year term of the notes. This treatment is consistent with that prescribed by APB 14. For purposes of balance sheet presentation, the un-amortized discount on the notes ($507,200) and loans granted to participating key employees ($194,600), are netted against the outstanding balance due to the note holders.

The net proceeds of the private placement to the Company, net of placement agents fees ($149,400) and loans ($200,000), granted to participating key employees was $4,091,000. These funds were used by the Company to reduce outstanding accounts payable, amounts due to former owners of acquired businesses, for working capital, and to repay certain obligations to related parties, including amounts owed to members of management and a law firm in which the Chairman of the Board is a shareholder.

EXTRAORDINARY ITEM

In September 2000 a serious accident occurred at the incinerating facility operated by an unconsolidated subsidiary of which the Company owns a 49% interest. The 51% owner manages and operates the facility. The accident resulted in investigations by various regulatory agencies and since then, the plant has been shutdown and operations ceased. At the present time the subsidiary's management team had advised the Company that the plant cannot return to operations without an investment estimated to be in excess of $1,000,000. Company's management estimates that the carrying value of $503,858 representing its 49% investment in this subsidiary has been impaired and therefore was written off during the three-months ended September 30, 2000.

5.       NET INCOME PER COMMON SHARE

A reconciliation of the numerator and denominator of earnings per share for the quarters ended September 30, 2000 and 1999 is as follows:

                                                        2000                                      1999
                                        --------------------------------------  ----------------------------------------
                                          Income       Shares       Per-Share      Income        Shares       Per-Share
                                       (Numerator)  (Denominator)     Amount    (Numerator)   (Denominator)     Amount
                                       -----------  -------------  -----------  ------------  -------------  -----------
Net loss                               (6,492,227)                              $(4,382,777)

Less: Preferred stock dividends          (211,580)                                 (197,034)

Basic and diluted EPS and loss
available to common shareholders       (6,703,807)   6,731,956    $     (1.00)  $(4,579,811)    6,727,874   $     (0.68)
                                       ----------    ---------    -----------   -----------     ---------   -----------

Options to purchase 1,388,750 shares of common stock with exercise prices ranging from $.72 to $8.50 per share were outstanding as of September 30, 2000. The options expire at various dates through 2010. Stock warrants, to purchase 3,426,726 shares of common stock with exercise prices ranging from $.68 to $8.00, were outstanding as of September 30, 2000. The warrants expire at various dates through 2005. In both 2000 and 1999, no options or warrants were included in the computation of earnings per share because their inclusion would have an anti-dilutive effect.

6.       GOODWILL AND INTANGIBLES IMPAIRMENT REVIEW

In October 2000, the Company began a detailed review of the carrying value of its goodwill and intangible assets. The Company anticipates completing such review during the fourth quarter of 2000 and accordingly it is not possible at this time to determine the results of such review and its effect, if any, on the consolidated financial statements.

7.       SEC INQUIRY

In July 19, 1999, the Securities and Exchange Commission ("SEC") advised the Company that it was conducting an informal inquiry into the accounting procedures utilized by the Company. The SEC has requested that the Company voluntarily provide certain records and other information. The Company is complying fully with such request and will continue to cooperate with the SEC in its inquiry. The Company cannot predict how long the investigation will last or its outcome. In addition, the Company cannot determine what actions, if any, the SEC might take against the Company, or what effect any such action might have on the Company's operations.

8.       LITIGATION

In January 1999, the former stockholders of Med-Waste, Inc., an Alabama corporation, acquired by the Company in June 1998 filed a lawsuit against the Company. The lawsuit alleges fraud, misrepresentations, breach of contract and failure to pay on a promissory note given as part of the purchase price. In June 1999, the Company terminated the employment of the former stockholders for "cause". The Company intends to vigorously defend the lawsuit and believes it has meritorious defenses to the claims. In addition, the Company filed a counterclaim for breach of contract, fraud and misrepresentation in connection with the purchase of the corporation. Two different attorneys representing certain of the plaintiff have withdrawn from the case. One plaintiff is now representing himself, and two others have engaged separate counsel. In view of these circumstances and the early stage of discovery, the Company and counsel are unable to predict the outcome of this case at this time.

On April 9, 1999, W. Fred Bonham filed a complaint against the Company. On January 7, 1999, the Company terminated Mr. Bonham's employment for "cause". Mr. Bonham alleges in his complaint that the Company violated his employment agreement by failing to pay Bonham certain compensation after his discharge from the Company. In his complaint, Mr. Bonham seeks compensatory damages, pre-judgment interest, costs, and reasonable attorney's fees. Specifically, Mr. Bonham seeks his base salary ($175,000) due for the remaining term of his employment agreement, as well as various stock options. In March 2000, Plaintiff's counsel withdrew from the case. Substitute counsel was identified by the Plaintiff, but the new counsel has also withdrawn. Mr. Bonham is now representing himself. The litigation is in the discovery stage. Mr. Bonham has failed to respond to the Company's discovery requests and the Company is now moving to have the court strike Bonham's case. The Company and its counsel are unable to predict the outcome of this case at this time.

On June 16, 1999, a complaint was filed against the Company, and certain former officers and directors. The Plaintiff seeks to certify a class action against the Defendants for purported securities violations. Specifically, the complaint seeks relief for violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10(b)-5, promulgated thereunder, as well as purported violation of Section 20(a) of the Exchange Act. The complaint alleges that the Defendants purportedly issued false and misleading statements as to the Company's results of operations and that, specifically, earnings and earnings per share of the Company for each of the quarterly reports issued for the first, second and third quarters of the 1998 fiscal year were fraudulently misstated. The court dismissed the case without prejudice, and the parties have stipulated to a dismissal with prejudice. Counsel and Company believe this case is now concluded.

On October 8, 1999, the Company was served with a lawsuit by Richard Anthony Dean, alleging fraud, breach of contract and misrepresentation, among other charges, associated with the acquisition of Target Medical Waste Services, LLC, in Mobile, Alabama. Dean is claiming unspecified compensatory damages, punitive damages and court costs. The Company is vigorously defending the lawsuit and a counterclaim by the Company for breach of covenants and misrepresentation has been filed. Accordingly, the Company is unable to predict the outcome of this case at this time

During the first week of November, 2000, the Company received a Summons in the Civil Action from Craig and Mary Jo Sanford the former owners of SMI and current employees and shareholders of the Company. No complaint has been filed and the Company is unable to determine the cause of action alleged by the Sanfords, or to predict the outcome of the case at this time.

Any of the above matters, if determined adverse to the Company, may have a material adverse effect on the Company's operations or financial condition.

The Company is or may become involved in various lawsuits, claims and proceedings in the normal course of its business, including those pertaining to product liability, environmental, safety and health, and employment matters. The Company records liabilities when loss amounts are determined to be probable and reasonably estimate able. Insurance recoveries are recorded only when claims for recovery are settled. Although generally the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims, other than those previously disclosed, will not have a material adverse effect on the Company's financial position, liquidity, or future results of operations.

9.       NEW ACCOUNTING STANDARDS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH SEPTEMBER 30, 1999

REVENUES. For the nine months ended September 30, 2000, the Company had revenues of $18,798,029, a decrease from $20,877,420 for the same period in 1999. During 1999, the Company discontinued providing autoclave services at it's Marcus Hook facility to certain low margin customers resulting in approximately $500,000 of the decrease in revenues in the nine-months ended September 30, 2000 compared to September 30, 1999. Also, 1999 included approximately $350,000 in sterilization equipment revenues. As part of the Company's new marketing strategy, the sale of such equipment was discontinued during the second half of 1999. During July and August 2000 the processing facilities at Hampton, South Carolina and Marcus Hook, Pennsylvania were temporarily shut down for various regulatory compliance issues and in the case of the Hampton facility to repair damages caused by a lightning strike. These issues have since been resolved and the plants are back in full operation. These temporary plant shutdowns resulted in lost revenues of approximately $250,000 in the third quarter of 2000. The remaining loss of revenues is attributed to customers lost during 1999 and 2000 when the Company's new management identified unprofitable accounts and discontinued services to such customers. Also, internal growth was limited due to significant working capital constraints.

OPERATING COSTS. Operating costs amounted to $15,581,392 or 83% of revenues, in the nine months ended September 30, 2000, as compared to $16,789,318, or 81% of revenues for the same period in 1999. The Company continued with its efforts to reduce operating costs. These efforts have been successful but were slowed during the three-month ended September 30, 2000 due to the unforeseen temporary shutdowns of the processing facilities in Hampton, SC and Marcus Hook, PA discussed above, and a 49% increase in fuel costs representing approximately $273,000. Due to the lower revenues during the three-months ended September 30, 2000 the operating costs as a percent of revenues did not continue the trend of the prior two quarters of 2000. A claim of approximately $210,000 has been filed with an insurance company regarding the portion of the shutdown attributed to a lightning strike. The insurance carrier is processing the claim and its effect has not been accounted for in the financial statements for the nine months ended September 30, 2000.

ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses decreased to $5,227,222 in the nine months ended September 30, 2000 from $5,689,120 for the same period in 1999. These costs represent 27% of revenues in 2000 and in 1999. The many changes implemented by new management during 1999-2000 have helped reduce these costs for the nine-months ended September 30, 2000 as compared to 1999. These cost reduction initiatives continue and a large support operations not yet centralized will be moved to the Company's Miami Lakes, Florida, Service Center during the coming months. The progress of the centralization of support operations was slowed during the quarter ended September 30, 2000 due to management's involvement in the temporary and unexpected shutdowns of the processing facilities mentioned above. Included in the expenses for the nine month period ended September 30, 2000 are approximately $121,000 in penalties and fees accrued to cover anticipated potential fines that could be incurred by the regulatory authorities involved with the shutdown in South Carolina. Management anticipates continued improvements in selling and general and administrative costs as a percent of revenues in coming months.

OPERATING LOSS. The Company reported an operating loss of $3,009,253 for the nine-month period ended September 30, 2000 compared to an operating loss of $2,643,772 in 1999. The changes in operations implemented by new management has resulted in significant costs reductions which will contribute to improved results in the future. These improvements have been tempered by the reduction in revenues but this trend is expected to be reversed as solutions to inadequate debt structures and cash positions are found and implemented. Cost reduction initiatives are expected to continue to improve the results of operations in future periods.

INTEREST EXPENSE, NET. Interest costs increased to $2,392,790 for the nine month period ended September 30, 2000 from $1,817,091 for the same period in 1999 because of higher interest rates charged by the banks in 2000 due to the increase in the prime rate and the non-compliance condition of the loans. Included in interest in 1999 is approximately $280,000 in loan fees, which were amortized to expense because of the default conditions of the loan. In addition, during 2000 all other notes payable of the Company are accruing interest at default rates. The Company also had significantly more debt accruing interest during the nine month period September 30, 2000 than it did during the same period in 1999, including the $4.4 million of 10% Subordinated Convertible Secured Notes issued in a private placement on February 1, 2000.

OTHER, NET. Other, net represents an expense of $586,326 for the nine months ended September 30, 2000 as compared to income of $78,006 for the same period in 1999. The expense for the nine-month period ended September 30, 2000 includes approximately $353,000 in amortization of discounts and fees related to the private placement of the subordinated notes completed in February 2000 and $233,000 in losses from an unconsolidated 49% owned subsidiary (see Extraordinary Item below). This subsidiary had contributed profits of approximately $75,000 in 1999.

EXTRAORDINARY ITEM. In September 2000, a serious accident occurred at the incinerating facility operated by an unconsolidated subsidiary of which the Company owns a 49% interest. This accident resulted in investigations by various regulatory agencies and since then, the plant has been shutdown and operations ceased. The subsidiary is managed by the 51% owner who has advised the Company that the plant cannot return to operations without an investment estimated to be in excess of $1,000,000. Company's management estimates that the carrying value of $503,858 representing its 49% investment in this subsidiary has been impaired and therefore was written off during the three-months ended September 30, 2000. The Company is not contractually obligated to fund any additional losses or expenses related to any recovery program initiated by the subsidiary's management.

NET LOSS. The net loss of $6,492,227 for the nine-month period ended September 30, 2000 compares to a net loss of $4,382,777 during the same period in 1999. The decrease in revenues, the temporary shutdowns of the processing facilities and the write-off of the Company's investment in a 49% owned subsidiary both of which were discussed above are the primary causes for the increase in the net loss from 1999 to 2000.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH SEPTEMBER 30, 1999

REVENUES. For the three months ended September 30, 2000, the Company had revenues of $5,905,017, a decrease from the $6,921,107 for the same period in 1999. Included in 1999 were approximately $117,000 in sales of sterilization equipment. As part of the Company's new marketing strategy, the sale of such equipment was discontinued. The remaining loss of revenues is attributed to customers lost during the second half of 1999 and during 2000 when the Company reorganized under new management. During this time, unprofitable accounts were identified and discontinued and internal growth was limited due to significant working capital constraints. Revenues for the three-months ended September 30, 2000 were also negatively affected by approximately $350,000 due to the temporary shutdowns of the Hampton, SC and Marcus Hook, PA facilities.

OPERATING COSTS. Consolidated operating costs amounted to $5,441,228 or 92% of revenues, in the three months ended September 30, 2000, as compared to $5,382,482, or 78% of revenues for the same period in 1999. The lost revenues from the temporary plant shutdowns in Hampton, SC and Marcus Hook, Pennsylvania and related inefficiencies resulted in the operating costs increase as a percent of revenues. A claim of approximately $210,000 has been filed with an insurance company regarding the portion of the shutdown attributed to a lightning strike. The insurance carrier is processing the claim and its effect has not been accounted for in the financial statements for the nine months ended September 30, 2000. Also contributing to the increase in costs is approximately $90,000 in additional fuel costs for the three-months period ended September 30, 2000 compared to the three months period ended September 30, 1999.

ADMINISTRATIVE AND SELLING EXPENSES. Administrative and selling expenses amounted to $2,056,479 during the three months ended September 30, 2000 compared to $1,590,403 for the same period in 1999. These costs represent 33% of revenues in 2000 compared to 23% in 1999. Although the many changes implemented by new management during 1999-2000 have helped reduce these costs on a year to date basis the expenses for the three months ended September 30, 2000 were higher than in 1999 due to the difficulties encountered with the temporary shutdowns of the Hampton, South Carolina and Marcus Hook, PA facilities. During the quarter expenses of approximately $121,000 were accrued to cover anticipated penalties and fines that may be issued by the regulatory authorities in South Carolina. Medical expenses resulting from the Company's self-insured employee benefit plan amounted to $123,000 more than in the previous quarter. Also, bank fees resulting from overdraft conditions of the Company's operating accounts amounted to approximately $100,000 more than the customary charges for a quarter. The cost reduction initiatives continue and one large support operation not yet centralized is expected to be moved to the Company's Miami Lakes, Florida, Service Center in the near future.

OPERATING LOSS. The Company reported an operating loss of $1,925,098 the three-month period ended September 30, 2000 compared to an operating loss of $408,028 in 1999. The temporary shutdowns of the plants in Hampton, SC and Marcus Hook, PA previously discussed affected negatively the operating results for the three months ended September 30, 2000.

OTHER, NET. Other, net represents an expense of $220,767 for the three months ended September 30, 2000, compared to $17,985 for the same period in 1999. The expense for the three-month period ended September 30, 2000 includes approximately $118,500 in amortization of discounts and fees related to the private placement of the subordinated notes completed in February 2000. Also included in the results for 2000 is approximately $103,000 of losses from a 49% owned unconsolidated subsidiary managed by the 51% owner. During the same period in 1999, this subsidiary loses amounted to approximately $17,000.

EXTRAORDINARY ITEM. In September 2000 a serious accident occurred at the incinerating facility operated by an unconsolidated subsidiary of which the Company owns a 49% interest. The 51% owner manages and operates the facility. The accident resulted in investigations by various regulatory agencies and since then, the plant has been shutdown and operations ceased. The subsidiary is managed by the 51% owner who has advised the Company that the plant cannot return to operations without an investment estimated to be in excess of $1,000,000. Company's management estimates that the carrying value of $503,858 representing its 49% investment in this subsidiary has been impaired and therefore was written off during the three-months ended September 30, 2000. The Company is not contractually obligated to fund any additional losses or expenses related to any recovery program initiated by the subsidiary's management.

NET LOSS. The net loss of $3,445,533 for the three-month period ended September 30, 2000 compares to a net loss of $934,739 during the same period in 1999. The lost revenues, the temporary shutdowns of the processing facilities and the write-off of the Company's investment in a 49% owned subsidiary, all of which were discussed above, are the primary causes for the increase in the net loss from 1999 to 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's bank borrowings during 1999 were restricted to $1,500,000 during the first quarter of 1999. At that time, due to the reporting and operational deficiencies uncovered by new management, all lines of credit were frozen and the Company's only principal source of cash was from its own operations. During 1999, approximately $297,000 was borrowed from the Chairman of the Board and the Chief Executive Officer to meet certain financial obligations that could no longer be delayed. Payments to vendors were routinely delayed and payments on long term debt were not made on time. All bank loans and other significant debt are currently in default and the due date of the line of credit from the bank of May 30, 2000 has not been extended further.

During the nine-months ended September 30, 2000 the Company successfully completed a private placement of $4,400,000 of convertible secured notes which netted the Company approximately $4,050,000 in additional capital. These funds were used primarily to reduce the amount of accounts payable to vendors and suppliers and bring past due lease payments up to date. In addition $720,000 was used to retire a past due debt to a former owner of business acquired in 1998.

The Company must make improvements at the SDSSC incinerator during 2000-2002 to meet new air emission standard requirements. Although expected expenditures were deferred in 1999 and required

State of South Carolina Tests were successfully completed, management still expects to incur significant expenses to this facility in order to maximize its waste throughput and obtain significant economies of scale and meet the 2002 Federal air emission standards. Previously these expenses were estimated at $6,000,000. It now appears likely that the required work could be achieve for substantially less than the previous estimates but management is unable to predict with a significant degree of certainty how much less than the previously estimated amount will be incurred. The Company expects to obtain those funds from additional bank borrowings and/or equity capital. There can be no assurances that the Company will be able to obtain such funds. In such event, the Company may be required to reduce the amount of waste processed or close the facility until the funds to make the renovations become available. During 2000, the Company anticipates incurring approximately $1 million in company wide improvements as well as significant legal costs to defend its on going litigation.

The Company is presently not in compliance with minimum tangible net worth and other financial covenants set forth in its bank credit facility and certain other notes payable. The Lenders have not declared the Company in formal default or demanded full payment of the Company's indebtedness thereunder. There can be no assurance that they will not do so in the future. The Company is engaged in discussions with prospective sources of additional working capital and with its current lenders. There can be no assurance that the Company will successfully negotiate a new credit facility or obtain additional working capital. The Company's current credit facility, which would have provided a maximum of $35 million in financing, has been placed on hold by the lenders. The revolving portion of the credit facility expired on May 30, 2000. The Company is currently in negotiations with its lenders to extend the terms of the credit facility. During 1999, the Company's new management team implemented a series of cost reduction and performance enhancing measures which reduced considerably the operating expenses of the Company. These cost reduction efforts are continuing, however, due to the reluctance of the banks to extend any new credit to the Company, many vendors are not paid on time, resulting in additional expense from late fees, penalties, exposure due to temporary lapses of insurance coverage, poor employee relations and others.

The operations of SMI have not yet been centralized into the Miami Lakes, Florida, Service Center. Net customers accounts receivable of this subsidiary, which was acquired in October 1998, represents approximately 43% of the total receivables of the Company. Due to an acquisition related guarantee of the value of shares of stock issued to the former owners and the uncertainty surrounding how this guarantee will be paid the former owners have not cooperated fully with current management in their efforts to centralize the billing and accounts receivable functions, which would improve the cash flow of this subsidiary. This situation has severely affected the cash flow of the Company at a critical time when the lines of credit were suspended by the banks.

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

PLANT SHUTDOWNS DURING THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2000

During July-August 2000, the Company's main incinerating facility in Hampton, South Carolina was shut down for approximately 15 days due to the failure of certain key equipment which was apparently struck by lightning. Due to environmental concerns, the Company and the regulatory agency of the State of South Carolina shut down the facility until the equipment was replaced. The Company was also required to pass certain tests by the regulatory agency before it was allowed to resume normal operations. The Company and its insurance carrier are in the process of determining how much of the damages caused by this event, including loss of business, is covered by insurance. Losses during this period could amounted to approximately $350,000 in damages and lost revenue. The benefit of the insurance claim of approximately $210,000 has not been recorded in the financial statements for the nine months period ended September 30, 2000, because it has not yet been approved by the insurance company.

On August 4, 2000, the Company was forced to close down its autoclave facility in Marcus Hook, Pennsylvania because its processing permit from the State expired and the renewal process was not completed. On August 10, 2000 a 10 year permit was granted and the plant resumed normal operations. The Company suffered losses from this shutdown amounting to approximately $50,000.

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

                                           Med/Waste, Inc.


Date:   November 22, 2000                  /s/ Carlos Campos
        ------------------                 -------------------------------
                                           President and Chief Executive Officer

Date:   November 22, 2000                  /s/ George Mas
        -----------------                  --------------------------------
                                           George Mas,
                                           Vice President and Chief
                                           Financial Officer